Form 10-Q
period 2021-06-30
Dermata Therapeutics, Inc.
filed 2021-09-27
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

Commission File Number: 001-40739

DERMATA THERAPEUTICS, INC.
(Exact name of registrant as specified in the charter)

Delaware	82-1510982
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3525 Del Mar Heights Rd., #322, San Diego, CA 92130

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 858-800-2543

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	DRMA	The Nasdaq Capital Market
Common Stock Purchase Warrants	DRMAW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No.

There were 8,328,629 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of September 22, 2021.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$427,202	$530,400
Prepaid expenses and other current assets	709,662	75,053
Total current assets	1,136,864	605,453
Fixed assets, net	-	-
Total assets	$1,136,864	$605,453

Liabilities and Stockholders' and Members' Equity:
Liabilities:
Current liabilities:
Accounts payable	$881,306	$104,276
Accrued and other current liabilities	586,516	133,477
Convertible subordinated promissory notes, net of discount	174,844	1,848,495
Related party convertible subordinated promissory notes,
net of discount	-	1,140,984
Current portion of long-term debt, net of debt discount	-	556,160
Total current liabilities	1,642,666	3,783,392
Total liabilities	1,642,666	3,783,392
Commitments and Contingencies (see Note 12)
Stockholders' and Members' Deficit
Series 1 Preferred Units, 6,906,244 units authorized,
issued and outstanding at December 31, 2020	-	6,833,877
Series 1 Preferred Stock, par value $0.0001, 6,906,244
shares authorized, issued and outstanding at June 30, 2021 (unaudited)	691	-
Series 1a Preferred Units, 5,018,750
units authorized, issued and outstanding at
December 31, 2020	-	4,380,081
Series 1a Preferred Stock, par value $0.0001, 5,018,750
shares authorized, issued and outstanding at June 30, 2021 (unaudited)	502	-
Series 1a Preferred Warrant Units, 1,419,228 and
units issued and outstanding at
December 31, 2020	-	723,431
Series 1a Preferred Stock Warrants, par value $0.0001,
1,419,228 warrants authorized, issued and outstanding at
June 30, 2021 (unaudited)	142	-
Series 1b Preferred Units, 6,500,000 units authorized,
issued and outstanding at December 31, 2020	-	4,119,595
Series 1b Preferred Stock, par value $0.0001, 6,500,000
shares authorized, issued and outstanding at June 30, 2021 (unaudited)	650	-
Series 1c Preferred Units, 46,553,188 units
authorized, issued and outstanding
at December 31, 2020	-	6,491,592
Series 1c Preferred Stock, par value $0.0001, 46,553,188
shares authorized, issued and outstanding at June 30, 2021 (unaudited)	4,655	-
Series 1d Preferred Stock, par value $0.0001, 6,065,989
shares authorized, issued and outstanding at June 30, 2021 (unaudited)	606	-
Class A Common Units, 508,777 units authorized,
issued and outstanding at December 31, 2020	-	10,430
Class B Common Units, 1,767,477 units
authorized, issued and outstanding at
December 31, 2020	-	2,342,853
Common Stock, par value $0.0001, 4,390,243 shares
authorized at June 30, 2021; 1,911,009 shares issued and outstanding at June 30, 2021	191	-
Additional Paid-in Capital (unaudited)	31,203,259	-
Accumulated deficit	(31,716,498)	(28,079,798)
Total stockholders' and members' (deficit)	(505,802)	(3,177,939)
Total liabilities and stockholders' and members' deficit	$1,136,864	$605,453

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Condensed Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Costs and expenses:
Research and development expenses	$867,197	$411,949	$1,547,785	$1,373,053
General and administrative expenses	462,772	380,837	2,043,957	768,310
Total operating expenses	1,329,969	792,786	3,591,742	2,141,363
Loss from operations	(1,329,969)	(792,786)	(3,591,742)	(2,141,363)
Other income and expenses:
Interest expense, net	1,823	28,863	44,958	101,459
Net loss	$(1,331,792)	$(821,649)	$(3,636,700)	$(2,242,822)

Basic and diluted net loss per common unit/share	$(0.70)	$(0.43)	$(1.90)	$(1.17)

Weighted-average basic and diluted common units/shares	1,911,009	1,911,009	1,911,009	1,911,009

The accompanying notes are an integral part of these financial statements.

 DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder's and Member's Equity (Deficit)

	Class A Common		Class B Common		Series 1 Preferred		Series 1a Preferred		Series 1a Warrants		Series 1b Preferred		Series 1c Preferred
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2019	508,777	$10,430	1,761,908	$2,342,853	6,906,244	$6,833,877	5,000,000	$4,361,331	1,437,978	$723,431	6,500,000	$4,119,595	44,767,474	$6,241,592
Class B Common Units issued (unaudited)	-	-	2,439	-	-	-	-	-	-	-	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance at March 31, 2020 (unaudited)	508,777	10,430	1,764,347	2,342,853	6,906,244	6,833,877	5,000,000	4,361,331	1,437,978	723,431	6,500,000	4,119,595	44,767,474	6,241,592

Series 1c Preferred Units issued (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	1,785,714	250,000
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance at June 30, 2020 (unaudited)	508,777	$10,430	1,764,347	$2,342,853	6,906,244	$6,833,877	5,000,000	$4,361,331	1,437,978	$723,431	6,500,000	$4,119,595	46,553,188	$6,491,592

Balance at December 31, 2020	508,777	$10,430	1,767,477	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595	46,553,188	$6,491,592
Series 1d Preferred Units issued (unauduted)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Class B Common Units forfeited (unaudited)			(22,494)
Conversion of Common Units to Common Stock (unaudited)	(508,777)	(10,430)	(1,744,983)	(2,342,853)	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Units to Preferred Stock (unaudited)	-	-	-	-	(6,906,244)	(6,833,877)	(5,018,750)	(4,380,081)			(6,500,000)	(4,119,595)	(46,553,188)	(6,491,592)
Conversion of Warrant Units to Preferred Stock Warrants (unaudited)	-	-	-	-	-	-	-	-	(1,419,228)	(723,431)	-	-	-	-
Stock-based Compensation (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-		-
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance at March 31, 2021 (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Stock-based Compensation (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance at June 30, 2021 (unaudited)	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder's and Member's Equity (Deficit) - (Continued)

	Series 1d Preferred		Preferred Stock		Preferred Stock Warrants		Common Stock		Additional Paid-in	Accumulated
	Units	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Balance at December 31, 2019	-	$-	-	$-	-	$-	-	$-	$-	$(24,843,268)	$(210,159)
Class B Common Units issued (unaudited)	-	-	-	-	-	-	-	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	(1,421,173)	(1,421,173)

Balance at March 31, 2020 (unaudited)	-	-	-	-	-	-	-	-	-	(26,264,441)	(1,631,332)

Series 1c Preferred Units issued (unaudited)	-	-	-	-	-	-	-	-	-	-	250,000
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	(821,649)	(821,649)

Balance at June 30, 2020 (unaudited)	-	$-	-	$-	-	$-	-	$-	$-	$(27,086,090)	$(2,202,981)

Balance at December 31, 2020	-	$-	-	$-	-	$-	-	$-	-	$(28,079,798)	$(3,177,939)
Series 1d Preferred Units issued (unauduted)	6,065,989	5,034,801	-	-	-	-	-	-	-	-	5,034,801
Conversion of Common Units to Common Stock (unaudited)	-	-	-	-	-	-	1,911,009	191	2,353,092	-	-
Conversion of Preferred Units to Preferred Stock (unaudited)	(6,065,989)	(5,034,801)	71,044,171	7,104	-	-	-	-	26,852,842	-	-
Conversion of Warrant Units to Preferred Stock Warrants (unaudited)	-	-	-	-	1,419,228	142	-	-	723,289	-	-
Stock-based Compensation (unaudited)	-	-	-	-	-	-	-	-	1,160,049	-	1,160,049
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	(2,304,908)	(2,304,908)

Balance at March 31, 2021 (unaudited)	-	-	71,044,171	7,104	1,419,228	142	1,911,009	191	31,089,272	(30,384,706)	712,003

Stock-based Compensation (unaudited)	-	-	-	-	-	-	-	-	113,987	-	113,987
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	(1,331,792)	(1,331,792)

Balance at June 30, 2021 (unaudited)	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,203,259	$(31,716,498)	$(505,802)

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Condensed Statements of Cash Flows

	For the six months ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,636,700)	$(2,242,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	-	322
Amortization of debt discount costs	13,970	72,159
Stock-based compensation	1,274,036	-
Increase/(decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(634,609)	59,668
Accounts payable	777,030	(10,317)
Accrued and other current liabilities	526,840	(1,966)
Total adjustments to reconcile net loss to net cash used in operations	1,957,267	119,866
Net cash used in operating activities	(1,679,433)	(2,122,956)
Cash flows from financing activities:
Principal payments on debt	(556,482)	(115,741)
Proceeds from Payroll Protection Plan loan	-	133,592
Net proceeds from issuance of convertible subordinated promissory notes	1,562,717	600,000
Proceeds from issuance of Series 1d Preferred Units	570,000	-
Net proceeds from issuance of Series 1c Preferred Units	-	250,000
Net cash provided by financing activities	1,576,235	867,851
Net decrease in cash	(103,198)	(1,255,105)
Cash at beginning of period	530,400	1,991,802
Cash at end of period	$427,202	$736,697

Supplemental disclosures:
Cash paid for interest	$1,420	$29,579
Cash paid for taxes	$1,400	$1,400
Non-cash investing and financing activities:
Conversion of convertible subordinated promissory notes to Series 1d Preferred Units	$4,464,801	$-
Conversion of Common and Preferred Units and Warrants to Common and Preferred Stock and Warrants	$29,936,660	$-

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Notes to Financial Statements

1. The Company and Business Activities

Dermata Therapeutics, Inc., (the “Company”), was formed in December 2014 as a Delaware limited liability company (“LLC”) under the name Dermata Therapeutics, LLC. On March 24, 2021, the Company converted from an LLC to a Delaware C-corporation and changed its name to Dermata Therapeutics, Inc. Any references in these Notes to Financial Statements to equity securities as “units” refer to pre-conversion equity securities and any references to “shares” or “stock” in these Notes to Financial Statements refer to post-conversion equity securities. The Company is a clinical-stage biotechnology company focused on the treatment of medical and aesthetic skin conditions.

2. Liquidity and Going Concern Uncertainty

Since its inception, the Company has not generated any revenue or commercialized any product candidates. As of June 30, 2021, cash totaled $427,202 and the Company had an accumulated deficit of $31,716,498. For the year ended December 31, 2020 and the six months ended June 31, 2021, the Company used cash of $4,028,541 and $1,679,433, respectively, in operations. As a result of the Company’s initial public offering of its common stock and warrants to purchase common stock in August 2021 for gross proceeds of $18 million, before deducting expenses, (see Note 14 – Subsequent Events), the Company’s cash balances are expected to fund operations into October 2022. The Company has not commercialized any product candidates or generated any revenues, and anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity units and proceeds from the issuance of debt. The Company’s principal uses of cash have included cash used in operations and payments for license rights. The Company expects that the principal uses of cash in the future will be for continuing operations, funding of research and development, conducting preclinical studies and clinical trials, and general working capital requirements. The Company expects that as research and development expenses continue to grow, it will need to raise additional capital to sustain operations and research and development. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. The Company has raised additional equity financing through the initial public offering of its common stock and warrants, however management’s current plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Reverse Stock Split

On July 1, 2021, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-20.5 pursuant to an amendment to the Company’s certificate of incorporation approved by the Company’s board of directors and stockholders. The par value was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented, and the conversion ratio of the preferred stock was adjusted accordingly.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to accrued research and development expenses and estimated fair values of equity instruments. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker view the Company’s operations and manage its business in one operating segment, which is the business of developing and commercializing pharmaceuticals. The Company operates in only one segment.

Cash

The Company places its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes they are not exposed to any significant credit risk.

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash, accounts payable, accrued expenses and debt approximate their estimated fair values due to the short-term maturities of these financial instruments.

Fixed Assets

Fixed assets consist of furniture and fixtures and computer equipment. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is primarily three years. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 were $0 and $322, respectively.

Patent Costs

Patent costs related to obtaining and maintaining patent protection in both the United States and other countries are expensed as incurred. The amounts expensed in the six months ended June 30, 2021 and 2020 were $107,354 and $4,258, respectively, and the amounts expensed in the three months ended June 30, 2021 and 2020 were $20,099 and $2,472, respectively.

Research and Development

Research and development costs consist of expenses incurred in connection with the development of the Company’s product candidates. Such expenses include expenses incurred under agreements with contract research organizations, manufacturing and supply scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial supply, outsourced laboratory services, including materials and supplies used to support the Company’s research and development activities, and payments made for license fees and milestones that have not been demonstrated to have commercial value. Such expenses are expensed as incurred. The amounts expensed in the six months ended June 30, 2021 and 2020 were $1,547,785 and $1,373,053, respectively, and the amounts expensed in the three months ended June 30, 2021 and 2020 were $867,197 and $411,949, respectively.

Income Taxes

From inception until March 24, 2021, the Company operated as a limited liability company taxed as a partnership. Therefore, any income tax liability or benefit through that date accrued to our members. After March 24, 2021, the Company operates as a C-Corporation and accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence. The Company records the difference between the benefit recognized and measured pursuant to the accounting guidance on accounting for uncertain tax positions taken or expected to be taken on the Company's tax return. The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The liabilities are adjusted in light of changing facts and circumstances, such as the outcome of tax audits. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. There are no uncertain tax positions.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period.

The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black-Scholes valuation model. The calculation of stock-based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common stock and the risk-free interest rate.

Net Loss Per Common Unit/Share

Basic net loss per unit/share is calculated by dividing net loss attributable to common unitholders/shareholders by the weighted-average units/shares outstanding during the period, without consideration of common unit/share equivalents. Diluted net loss per unit/share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common unit/share equivalents outstanding for the period. For purposes of the diluted net loss per unit/share calculation, preferred units/shares, profit interests, and warrants to purchase preferred units/shares are considered to be common unit/share equivalents but are excluded from the calculation of diluted net loss per common unit/share if their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Numerator:

Net loss	$(1,331,792)	$(821,649)	$(3,636,700)	$(2,242,822)

Denominator:
Weighted-average basic and diluted common units/shares	1,911,009	1,911,009	1,911,009	1,911,009

Basic and diluted net loss per common unit/share	$(0.70)	$(0.43)	$(1.90)	$(1.17)

The common unit/share equivalents that are not included in the calculation of diluted net loss per common unit/share but could potentially dilute basic earnings per share in the future are as follows:

	As of
	June 30, 2021	June 30, 2020

Series 1 Preferred Units/Shares	336,882	336,882
Series 1a Preferred Units/Shares	244,811	243,897
Series 1a Prerferred Warrant Units/Shares	69,212	70,126
Series 1b Preferred Units/Shares	317,058	317,058
Series 1c Preferred Units/Shares	2,270,866	2,270,866
Series 1d Preferred Shares	899,046	-
Class B Common Units Profits Interests	-	362,826
Common Stock Options	398,199	-
Common Stock Warrants	65,303	-
Total potentially dilutive securities	4,601,337	3,601,655

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Adoption of this new guidance on January 1, 2021 did not have an impact on the Company’s financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the U.S. Securities and Exchange Commission (“SEC”) for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. Adoption of this new guidance on January 1, 2021 did not have an impact on the Company’s financial position and results of operations.

4. Balance Sheet Details

The following provides certain balance sheet details:

	June 30,	December 31,
	2021	2020

Prepaid expenses and other current assets
Prepaid insurance	$22,334	$68,003
Prepaid clinical trial expense	-	7,050
Consulting retainer	9,532	-
Deferred offering costs	677,796	-
Total prepaid expenses and other current assets	$709,662	$75,053

Fixed assets
Furniture and office equipment	$59,382	$59,382
Computer equipment	17,225	17,225
	76,607	76,607
Less: accumulated depreciation and amortization	(76,607)	(76,607)
Total fixed assets, net	$-	$-

Accrued and other current liabilities
Accrued interest payable	$4,937	$49,169
Accrued vacation	91,577	84,308
Accrued printing and legal costs	490,002	-
Total accrued and other current liabilities	$586,516	$133,477

5. Subordinated Convertible Promissory Notes

In July and October 2020, the Company issued an aggregate of $3,000,000 of subordinated convertible promissory notes (the “Notes”). Notes in the amount of $1,145,000 were issued to existing investors who are also related parties (See Note - 13 Related Parties), $1,730,000 were issued to existing investors who are not related parties and notes in the amount of $125,000 were issued to new investors. The Notes bear interest at 4% per annum and mature on July 17, 2021.

The Notes are subordinated to the Company’s long-term debt and are convertible into a qualified Series A financing of at least $10 million at a 20% discount to the lowest price per unit paid by investors for that financing. Under authoritative accounting guidance, this contingent beneficial conversion feature will be measured and recognized when the contingency is resolved. The Notes were recorded net of debt discount costs of $28,301. The Company recognized $1,745 and $30,516 of interest expense during the three and six months ended June 30, 2021, respectively, and $78 and $13,970 of amortized debt discount costs during the three and six months ended June 30, 2021, respectively, related to the Notes.

On January 27, 2021, the Company amended the terms of the Notes to increase the maximum amount of convertible promissory notes to be issued from $3,000,000 to $5,000,000, to allow for the conversion of the convertible promissory notes into shares of common upon a Qualified Initial Public Offering with aggregate gross proceeds to the Company of at least $10,000,000 stock at a 20% discount to the lowest price per unit paid by investors for that financing and to extend the maturity date to December 31, 2021. In connection with this amendment, Notes in the amount of $1,255,000 were issued to existing investors who are also related parties (See Note - 13 Related Parties) and $311,000 were issued to existing investors who are not related parties.

In March 2021, the Company further amended the terms of the Notes to allow for the conversion of the Notes into Series 1d Preferred Units at the same price as purchasers of Series 1d Preferred Units. As of March 15, 2021, $4,391,000 of the Notes, along with related interest of $73,801, have been so converted in exchange for 5,379,247 Series 1d Preferred Units. Since the Notes did not convert at a discount, there was no beneficial conversion feature.

The Company considers the above modification of the Notes to be a substantial modification requiring extinguishment accounting under Accounting Standards Codification ("ASC") 470-50-40-10. Based upon an independent valuation of the reacquisition price of the Notes, the difference between the reacquisition price and the net carrying amount of the Notes immediately prior to the modification is not material to the financial statements.

6. Long-Term Debt

In February 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) whereas SVB agreed to provide term loans to the Company in two tranches. The first tranche of $2,500,000 was drawn in February 2017 and bears interest at a rate of 1.5% above the prime rate, which was 3.25% as of December 31, 2020, payable monthly through February 9, 2021. The second tranche was not utilized.

In connection with the Loan and Security Agreement, SVB also received warrant units to purchase, at any time after February 9, 2017 and prior to February 9, 2027, 187,978 Series 1a Preferred Units or the equivalent Series A Preferred Units had they purchased Series 1a Preferred Units, if Series A Preferred Units are issued, at a price of $1.00 per unit. The estimated fair value of these warrant units of $104,630 (See Note 9 Series 1a Warrants Outstanding), as well as costs associated with the term loan, including provision for a final payment of $225,000, was recorded as a discount to outstanding debt and is being amortized to interest expense utilizing the effective interest method over the underlying term of the loan.

In June 2019, the Company and SVB entered into a First Amendment to the Loan and Security Agreement whereby if the Company did not achieve certain capital milestones by December 1, 2019, Term Loan principal payments would be deferred from December 21, 2019 through May 1, 2020 with the deferred principal payments being payable in equal monthly installments, in addition to those principal payments already scheduled to be paid, starting on June 1, 2020 and extending through the February 9, 2021 maturity date of the Term Loan. In addition, if those principal payments were deferred for that six-month period, a non-refundable amendment fee of $100,000 would be due and payable on the earliest to occur of the Maturity Date, the prepayment of the Term Loan or the occurrence of an Event of Default. The capital milestones were not achieved by December 1, 2019 and, therefore, the defined principal repayments were deferred.

The non-refundable amendment fee of $100,000, as well as $12,280 of costs associated with the amendment, have been recorded as a discount to outstanding debt and are being amortized to interest expense utilizing the effective interest method over the remaining underlying term of the loan.

In January and February 2021, the company paid the final principal payments of $231,482 under the SVB Loan and Security Agreement. The Company also paid the final payment fee of $225,000 in February 2021 and the amendment fee of $100,000 in March 2021. No long-term debt is outstanding as of June 30, 2021.

Payroll Protection Program

On April 22, 2020, the Company received proceeds of a $133,592 loan from SVB under provisions of the Small Business Administration Payroll Protection Program (PPP). This loan was forgiven in December 2020 under provisions of the PPP.

7. Equity Securities

Common Stock and Preferred Stock

On March 24, 2021, the Company entered into a Plan of Conversion (“Conversion”) whereby the Company converted from a LLC under the laws of the State of Delaware to a Delaware C-corporation with the name Dermata Therapeutics, Inc. In connection with the Conversion, each fully-paid Preferred and Common Unit in the LLC was converted into a like number of shares of Preferred and Common Stock of the Company with a par value of $0.0001 per share. The Shares issued shall have the same rights, preferences and privileges that had accrued to the pre-converted Units.

Series 1 Preferred Units

From the Company’s formation on December 8, 2014 through 2016, the Company issued 6,906,244 Series 1 Preferred Units for net consideration of $6,833,877.

Series 1a Preferred Units

In 2016, the Company issued 5,000,000 Series 1a Preferred Units in exchange for cash of $5,000,000 and net of issuance costs of $19,868. Purchasers of the Series 1a Preferred Units also received 1,250,000 Warrant Units to purchase an additional amount of Series 1a Preferred Units (see Note 9 – Series 1a Warrants Outstanding). The estimated fair value of the warrant units has been recorded as a separate component of members’ equity (deficit) in the accompanying balance sheet with an offset to the Series 1a proceeds.

Series 1b Preferred Units

In 2018, the Company issued 6,500,000 Series 1b Preferred Units in exchange for cash of $6,500,000 and net of issuance costs of $40,405. Purchasers of the Series 1b Preferred Units also received 26,000,000 Class B Common Units, not representing a profits interest. The estimated fair value of the Class B Common units has been recorded as a component of members’ equity (deficit) in the accompanying balance sheet with an offset to the Series 1b proceeds.

Series 1c Preferred Units

On June 14, 2019, the Company closed participation in a $5,785,000 Series 1c financing from current and new investors. As of December 31, 2019, cash of $5,535,000, including $150,000 from the conversion of a convertible note issued to a Managing Member of the Company for a loan made to the Company, net of issuance costs of $25,857 had been received. The interest on the convertible note in the amount of $1,487 was also converted into Series 1c Preferred units. The remaining balance of $250,000 committed to the financing was paid in the amounts of $125,000 in May and $125,000 in June 2020. In addition, in June 2019 5,221,156 Series 1c Preferred units were issued in connection with the settlement and license agreement.

Series 1d Preferred Units

On March 15, 2021, the Company amended its LLC Agreement to provide for Series 1d Preferred Units at a cost of $0.83 per unit. In March 2021, the Company received proceeds of $570,000 in exchange for the issuance of 686,742 Series 1d Preferred Units.

In addition, as described in Note 5 – Subordinated Convertible Promissory Notes, as of March 15, 2021, $4,391,000 of the Notes, along with related interest of $73,801, have been converted into 5,379,247 Series 1d Preferred Units.

Class A Common Units

During 2014 and 2015, the Company issued 508,777 Class A Common Units in exchange for consideration of $10,430.

Class B Common Units

The Company had 1,767,477 Class B Common Units outstanding as of December 31, 2020. This includes 133,953 Class B Common Units issued for consideration of $2,853 and 1,268,279 Class B Common Units issued in connection with the issuance of the Series 1b Preferred Units, which were assigned an estimated fair value of $2,340,000.

The remaining 365,245 Class B Common Units were issued as a profits interest as that term is defined by Revenue Procedure 93-27, 1993-2 C.B. 343, as clarified by Revenue Procedure 2001-43, 2001-2 C.B. 191, with participation thresholds from $0.001 to $0.36. For performance-based awards, if and when the achievement of the predetermined performance criteria become probable, expense will be recognized. Such units may be issued as vested units or unvested units. Those units designated as Unvested Units were issued with vesting occurring over periods ranging from six to forty- eight months from the date of the award.

During the first quarter 2020, the Company issued 2,439 Class B Common Units, all of which represented a profits interest. During the first quarter of 2021, 22,494 Class B Common Units were forfeited as a result of employee resignations.

Liquidation Preference

So long as there are no Series A Preferred Units outstanding at the time of a liquidity event, any liquidity event proceeds will be distributed as follows: First, the Series 1d Preferred Units have a two times preference in liquidation over the Series 1c Preferred Units and then participate with the Series 1c, 1b and 1a Preferred Units once the Series 1c Preferred Unit preferences have been satisfied. Second, proceeds to Series 1c Preferred Unit holders sufficient to cover two times their Series 1c investment; third, proceeds to Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover interest at the rate of 8% per annum on the Series 1 Preferred Units, the Series 1a Preferred Units, the Series 1b Preferred Units and the Series 1c Preferred Units; fourth, proceeds to the Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover the unit value of Series 1 Preferred Units, Series 1a Preferred Units, Series 1b Preferred Units and Series 1c Preferred Units; fifth, to Class A and Class B Common holders proceeds sufficient to cover their pro-rata portion of distributions made to Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders, provided that no Class B Common Units will share in any distribution until after the point at which the amount per Class A Common Unit exceeds the amount of such Class B Common Unit’s Participation Threshold; and sixth, a pro-rata distribution of the remaining proceeds to all equity holders. Upon the issuance of Series A Preferred Units, each Series 1 Preferred Unit, each Series 1a Preferred Unit, each Series 1b Preferred Unit, each Series 1c Preferred Unit and each Series 1d Preferred Unit will automatically convert into the number of Series A Preferred Units equal to the sum of the unit value of the Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units plus all accumulated preferred return as of the conversion date that would be due with respect to such Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units in the case of a liquidity event. As of December 31, 2020, no Series A Preferred Units have been issued.

Conversion Rights

Upon the first issuance by the Company of any Series A Preferred Units, each Series 1 Preferred Unit and each Series 1a Preferred Unit and each Series 1b Preferred Unit and each Series 1c Preferred Unit and each Series 1d Preferred Unit shall automatically be converted into the number of Series A Preferred Units equal to the sum of the Unit Value with respect to such Series 1 Preferred Unit or Series 1a Preferred Unit or Series 1b Preferred Unit or Series 1c Preferred Unit or Series 1d Preferred Unit as of the conversion date divided by the product of 0.80 multiplied by the Unit Value of the Series 1 Preferred Units or Series 1a Preferred Units or Series 1b Preferred Units or Series 1c Preferred Units or Series 1d Preferred Unit issued on the conversion date. The Series A Preferred Units issued to the Series 1 Preferred Members and Series 1a Preferred Members and Series 1b Preferred Members and Series 1c Preferred Members and Series 1d Preferred Members upon conversion of such Series 1 Preferred Units and Series 1a Preferred Units and such Series 1b Preferred Units and Series 1c Preferred Units and Series 1d Preferred Units shall have the same rights, privileges and preferences as the other Series A Preferred Units issued by the Company on the conversion date.

The Company considered the classification of the Preferred Units and concluded that they were appropriately included as a component of equity since each class of Preferred Units participates in the same form of consideration received upon a change in control.

Stockholders’ Agreement

On March 24, 2021, in connection with the conversion of Dermata Therapeutics, LLC into a Delaware corporation, the Company entered into a Stockholders’ Agreement (as amended, the Stockholders’ Agreement) with all of its then-existing stockholders, including Proehl Investment Ventures, LLC and Hale Biopharma Ventures, LLC. The Stockholders’ Agreement among other things, provides for certain restrictions on transfer of the Company’s shares of capital stock, sets forth agreements and understandings with respect to how shares of its capital stock held by the stockholders party thereto will be voted on, or tendered in connection with, an acquisition of the Company and to provide for certain voting rights with respect to the election of directors. In addition, pursuant to the Stockholders’ Agreement, holders of the Company’s Series 1a Preferred Stock are entitled to purchase, at any time prior to March 14, 2026, such number of shares of the Company’s Series 1a Preferred Stock as such Series 1a Stockholder shall request, up to an aggregate number of shares of Series 1a Preferred Stock not to exceed the product of 25% and the aggregate number of shares Series 1a Preferred Stock then held by such Series 1a Stockholder (or the Series 1a Preferred Warrant Rights). The shares of Series 1a Preferred Stock purchased pursuant to any Series 1a Preferred Warrant Right has a per share purchase price of $1.00 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization). Upon the consummation of the Company’s initial public offering of common stock, each Series 1a Preferred Stock Warrant will be exercisable for the same number of shares of Common Stock with the same per share exercise price of $1.00 per share. The Stockholders’ Agreement will automatically terminate upon the earliest of (a) immediately prior to the consummation of the Company’s initial public offering of common stock, and (b) the consummation of a sale of the Company, subject to certain conditions. Refer to Note 14 - Subsequent Events for discussion of the Company's Initial Public Offering in August 2021.

8. Stock-Based Compensation

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the Company may grant options to purchase common stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of common stock to employees, directors and consultants of the Company. The 2021 Plan provides for the issuance of up to 1,648,213 shares, all of which may, but need not, be issued in respect of Incentive Stock Options. Options may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years.

On March 24, 2021, in connection with the conversion from an LLC to a C-Corporation, the Company converted 277,448 of Series B Common Units profits interests, for which no consideration had been received, into 277,448 options to purchase common stock at an exercise price of $5.74 to $6.314 per share. The Company considers the conversion of these Series B Common Units profits interests as a modification under ASC 718, Stock Compensation, in which the fair value of the Series B Common Units profits interests was measured at the modification date and compared to the fair value of the common stock options, with the difference of $1,339,993 resulting in incremental stock-based compensation expense recorded in the first quarter of 2021.

The Company had also granted Series B Common Units Profits interests to certain former employees and consultants. In connection with the conversion from an LLC to a C-Corporation, the Company converted 65,300 of vested Units to fully vested Common Stock Warrants with an exercise price of $5.74 and an exercise period of 10 years from the date of grant. These Common Stock Warrants issuances were considered a modification under ASC 718, similar to the common stock options discussed in the preceding paragraph. In connection with these grants, the Company recorded $279,812 of stock-based compensation expense in the first quarter of 2021.

As of June 30, 2021, there remain an additional 1,250,000 shares reserved for issuance under the 2021 Plan.

The Company uses the Black-Scholes option valuation model, which requires the use of highly subjectiveassumptions to determine the fair value of stock-based awards. The assumptions used in the Company’s option- pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

•	Fair Value of Common Stock. The estimated fair value of the common stock underlying the Company’s stock option plan was determined by Management by considering various factors as discussed below. All options to purchase shares of the Company’s common stock are intended to be exercisable at a price per share not less than the per-share fair value of the Company’s common stock underlying those options on the date of grant. In the absence of a public trading market for the Company’s common stock, on each grant date, the Company develops an estimate of the fair value of its common stock based on the information known to the Company on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock and in part on input from an independent third-party valuation. That estimated fair value of the common stock was $5.74 per share.

•	Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options for each option group. That risk-free interest rate for the above stock option grants was 0.9%.

•	Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s common stock as a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience as a publicly traded company. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company. The weighted average expected term of the Company’s stock-based awards is 5.5 years.

•	Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has no trading history for its common stock price. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications. The volatility rate used for the above stock option grants was 121%.

•	Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends, and therefore the Company has used an expected dividend yield of zero.

The weighted average grant date fair value of the Company’s option grants for the six months ended June 30, 2021 is $4.98. As of June 30, 2021, total unrecognized compensation cost related to stock options was $992,538, and the weighted average period over which this cost is expected to be recognized is approximately 2.5 years.

The following table summarizes the total stock-based compensation expense included in the Company's statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$29,744	$-	$279,971	$-
General and administrative	84,243	-	994,065	-
	$113,987	$-	$1,274,036	$-

The following table summarizes the stock option activity for the six and three months ended June 30, 2021:

	Number of Shares	Weighed Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Weighted Average Intrinsic Value

Outstanding at December 31, 2020	-	-	-	-
Granted	398,199	$5.83	9.3	$0.00
Cancelled/Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2021	398,199	$5.83	9.3	$0.00
Granted	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2021	398,199	$5.83	9.0	$0.00

Vested and exercisable at June 30, 2021	209,915	$5.76	9.6	$0.00

9. Series 1a Warrants Outstanding

In connection with the issuance of 5,000,000 Series 1a Preferred Units in November, 2016, each Series 1a Preferred Member received Warrant Units to purchase from the Company, at any time after November 15, 2016 and on or prior to November 15, 2021, such number of Series 1a Preferred Units as such Series 1a Preferred Member shall request, up to an aggregate number of Series 1a Preferred Units not to exceed the product of 25% and the aggregate number of Series 1a Preferred Units then held by such Series 1a Preferred Member, which is 1,231,250 units at December 31, 2020. The exercise price for each Warrant Unit is $1.00, subject to adjustment for unit splits and combinations. The warrant has a 5-year term. The Company received total proceeds of $5,000,000 for the Series 1a Preferred Units and warrants which were allocated on a relative fair value basis to the Units and warrants resulting in a relative fair value of $4,381,199 and $618,801, respectively. The estimated fair value of the Series 1a Warrant Units is recorded as a separate component of members’ equity (deficit) in the accompanying financial statements. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020.

In connection with the Loan and Security Agreement, SVB also received Warrant Units to purchase, at any time after February 9, 2017 and prior to February 9, 2027, 187,978 Series 1a Preferred Units or the equivalent Series A Preferred Units had they purchased Series 1a Preferred Units, if Series A Preferred Units are issued, at an exercise price of $1.00 per unit.

In connection with the Conversion (See Note 7 – Equity Securities), each warrant to purchase Series 1a Preferred Units in the LLC were automatically converted into a warrant to purchase, upon the same terms and conditions, shares of Series 1a Preferred Stock of the Company.

10. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions into the savings plan.

11. License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (“The License Agreement”) with Villani, Inc. (“Villani”) whereby Villani has granted the Company an exclusive, sub-licensable, royalty- bearing license (“The License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“The Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products.

In partial consideration of the License, the Company forgave a previous outstanding loan to Villani in the amount of $400,000. The License was amended in 2019 and, in consideration of the receipt of certain know-how and patents, the Company issued to Villani 5,221,156 Series 1c Preferred Units equal to 5% of the Company’s fully diluted capitalization, valued at $730,962. Pursuant to the License Agreement, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani. If the Company sublicenses the License, the Company is obligated to pay to Villani a sublicense fee of between 5% and 15% of Sublicense revenues (as defined in the License Agreement) received by the Company.

Pursuant to the License Agreement, the Company is required to make royalty payments to Villani in amounts equal to a single-digit percentage of net sales of Licensed Products and HMW Combination Products (as defined in the License Agreement), subject to certain adjustments as set forth in the License Agreement. Royalties shall be payable, on a country-by-country and Licensed Product-by Licensed Product basis, for the period of time from the effective date of the License Agreement until the later of (i) the expiration of the last to expire valid claim in such country (which is set to expire in 2023), (ii) the expiration of regulatory exclusivity for such Licensed Product in such country, and (iii) 15 years from the date of the first commercial sale of the Licensed Product in such country.

The License Agreement may be terminated (i) by either party for material breach with 90 days written notice, or 30 days’ notice if for material payment breach, if such material breach is not cured within such notice period, (ii) immediately upon written notice to either party if either party initiates a voluntary bankruptcy proceeding, dissolves or winds-up its business, (iii) immediately upon written notice to either party if either party becomes subject to involuntary bankruptcy proceedings, if such proceedings are not dismissed or stayed within 90 days.

The License agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies and warranties.

Refer to Note 14 - Subsequent Events for discussion of the Second Amendment to the License and Settlement Agreement.

12. Commitments and Contingencies

Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) pandemic. Significant uncertainties may arise with respect to potential shutdowns of operations or government orders to cease activities due to emergency declarations, inability to operate, or employee shortages, claims for business interruption insurance, etc. Each of these matters may have a significant impact on the future results of the Company.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

On July 30, 2021, the Company entered into a Second Amendment to the License and Settlement Agreement. Refer to Note 14 -Subsequent Events for further discussion.

13. Related Parties

During 2020, the Managing Members and other related parties to the Company loaned the Company $1,145,000 of subordinated convertible promissory notes as described in Note 5 – Subordinated Convertible Promissory Notes. During the six-months ended June 30, 2021, a Managing Member and other related parties to the Company loaned the company $1,255,000 of subordinated convertible promissory notes as described in Note 5 – Subordinated Convertible Promissory Notes.

14. Subsequent Events

On June 29, 2021, with effectiveness on July 1, 2021, the Company’s board of directors amended its Certificate of Incorporation to adjust the conversion price and certain conversion mechanics of the Company’s issued and outstanding Series 1d Preferred Stock, whereby each share of Series 1d Preferred stock will convert into such number of Common Stock as determined by dividing (i) the product of (a) the Original Issue Price for the Series 1d Preferred Stock, multiplied by (b) 1.2, rounded to the nearest whole cent, by (ii) the 80% of the initial public per share offering price in the IPO. The Series 1d conversion shall not be subject to further adjustment for any stock split.

On June 29, 2021, with effectiveness on July 1, 2021, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares of Common Stock available for issuances from 593,340 to 1,648,213 shares.

On June 29, 2021, the Company’s board of directors approved a 1-for-20.5 reverse split of all outstanding shares of common stock, effected on July 1, 2021 (no fractional shares were issued). Except as otherwise noted, all references to share and per share amounts related to common stock and common units have been restated to reflect the reverse stock split.

On July 8, 2021, the Company’s board of directors amended its Certificate of Incorporation to adjust the conversion price and certain conversion mechanics of the Company’s issued and outstanding Series 1d Preferred Stock, whereby each share of Series 1d Preferred Stock is convertible into such number of fully paid and nonassessable shares of Common Stock as is determined by multiplying the Adjusted As Converted Number (as defined below) by the Series 1d IPO Conversion Ratio (as defined below) (the “Series 1d IPO Conversion Number”. For the avoidance of doubt, and not withstanding the terms set forth in Section 3.4, the Series 1d IPO Conversion Number shall not be subject to further adjustment for any subdivision or combination of the outstanding Common Stock effected in anticipation of the IPO.

(a)	The “Adjusted Conversion Price” means the product of (i) the Original Issue Price for the Series 1d Preferred Stock multiplied by (ii) 1.2, rounded to the nearest whole cent.

(b)	The “Adjusted Conversion Ratio” means the quotient of (i) the Original Issue Price for the Series 1d Preferred Stock divided by (ii) the Adjusted Conversion Price.

(c)	The “Adjusted As Converted Number” means the product of (i) one share of Series 1d Preferred Stock multiplied by (ii) the Adjusted Conversion Ratio.

(d)	The “IPO Discount Ratio” means 80% of the initial public per share offering price in the IPO.

(e)	The “Series 1d IPO Conversion Ratio” means the quotient of (i) the Adjusted Conversion Price divided by (ii) the IPO Discount Price.

On July 30, 2021, the Company entered into a Second Amendment to the License and Settlement Agreement (or, the Second License Amendment), whereby, for the settlement of certain disputes arising under the First License Amendment, the Company agreed to exchange the shares of Series 1c Preferred Stock owned by Villani for an increase of milestone payments and royalty rates due to Villani under the License Agreement. The resulting royalty rates payable pursuant to the Second License Amendment are equal to single-digit percentages of net sales of Licensed Products and HMW Combination Products (as defined in the License Agreement), subject to certain adjustments as set forth in the Second License Amendment. Royalties are payable on a country-by-country and Licensed Product-by-Licensed Product basis, for the period of time from the effective date of the License Agreement until the later of (i) the expiration of the last to expire valid claim in such country (which is set to expire in 2023), (ii) the expiration of regulatory exclusivity for such Licensed Product in such country, and (iii) 15 years from the date of the first commercial sale of the Licensed Product in such country. Pursuant to the Second License Amendment, if the Company sublicenses the License, it is obligated to pay to Villani a sublicense fee of between 10% and 30% of Sublicense Revenues (as defined in the License Agreement). Such future milestone payments due to Villani (all payable to Villani in cash or in equity, at the option of Villani) are in aggregate amounts of up to $3.5 million in development milestones and $37.0 million in sales milestones. On August 17, 2021, the Company paid to Villani $1.0 million upon the close of the Company's initial public offering. The Company also agreed to use Commercially Reasonable Efforts (as defined in the Second License Agreement) to initiate certain development activities.

On August 14, 2021, the Company's board of directors approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized to 90,000,000.

On August 17, 2021, the Company closed its initial public offering of 2,571,428 shares of its common stock. Each share of common stock was sold together with one warrant to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00, for gross proceeds of approximately $18.0 million, before deducting underwriting discounts and offering expenses. In addition, the underwriters exercised their option to purchase an additional 385,714 warrants.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●

our, or that of our third-party manufacturers, ability to manufacture cGMP quantities of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth; and

●	the continued spread of COVID-19 and the resulting global pandemic and its impact on our preclinical studies and clinical studies.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Overview

We are a clinical-stage medical dermatology company focused on identifying, developing and commercializing innovative pharmaceutical product candidates for the treatment of medical and aesthetic skin diseases and conditions we believe have significant unmet needs.

Dermatological diseases such as acne vulgaris (or acne), psoriasis vulgaris (or psoriasis), papulopustular rosacea (or rosacea), hyperhidrosis and various aesthetic indications affect millions of people worldwide each year, and may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for these indications on the market, we believe that most have significant drawbacks, including cumbersome application regimens and varying negative side effects. While a majority of these indications are first treated with topical products, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction with slow and modest response rates, early onset of negative side effects, onerous application schedules and typically long duration of therapy. A small percentage of patients may be candidates for biologic or systemic therapies, but these patients are typically required to try topical or oral treatment options prior to qualifying for these expensive systemic therapies. Given the limitation with current topical therapies and the restricted usability of systemic therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for effective topical products that satisfy their dermatological and lifestyle needs.

Our lead product candidate, DMT310, incorporates our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions with an expected once-weekly treatment application regimen. DMT310 is a multifactorial, naturally-derived product that is applied once-weekly to treat acne. The product consists of two grams of powder processed from a wholly naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which powder is then mixed with a fluidizing agent immediately prior to application by the patient to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory and mechanical properties. The combination of these ideal environmental conditions, the proprietary harvesting protocols developed with our supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical component as well as the chemical components of the sponge for a product candidate with multiple mechanisms of action for the treatment of inflammatory skin conditions, such as acne.

We believe our Spongilla technology platform will enable us to develop and formulate singular and combination products that target topical delivery of chemical compounds into the dermis for maximum treatment effect for a variety of indications. One mechanism of our technology is its mechanical ability to allow for the intradermal delivery of a variety of large and small molecules to a targeted treatment site, through topical application. In addition to this mechanical component, the technology also utilizes multiple naturally occurring chemical compounds which we believe have demonstrated in-vitro anti-microbial, and anti-inflammatory properties. We believe the combination of these mechanical and chemical components can make our platform extremely versatile for the treatment of a wide variety of medical and aesthetic skin conditions and diseases, including psoriasis.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical development expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in Note 3 - Summary of Significant Accounting Policies to our unaudited financial statements contained within this Form 10-Q, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Research and Development Expenses

We rely on third parties to conduct our preclinical studies and to provide services, including data management, statistical analysis and electronic compilation. Once our clinical trials begin, at the end of each reporting period, we will compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we will consider in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we will record net prepaid or accrued expenses related to these costs.

Fair Value of Common Stock and Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company’s policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date rather than on an accelerated attribution basis over the vesting period.

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of the Company’s common shares, and for options, the expected life of the option and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020	Difference
Costs and expenses:
Research and development expenses	$867,197	$411,949	$455,248
General and administrative expenses	462,772	380,837	81,935
Total operating expenses	1,329,969	792,786	537,183
Losses from operations	(1,329,969)	(792,786)	(537,183)
Other income and expenses:
Interest expense, net	1,823	28,863	(27,040)

Net loss	$(1,331,792)	(821,649)	$(510,143)

Research and Development Expenses

Research and development expenses increased $455,248 from $411,949 for the three months ended June 30, 2020 to $867,197 for the three month ended June 30, 2021. The increase was the result of increased clinical trial expenses of $42,347, increased non-clinical trial expenses of $129,406, increased manufacturing expenses of $145,249 and increased salaries and stock-based compensation of $138,246.

General and Administrative Expenses

General and administrative expenses increased $81,935 from $380,837 for the three months ended June 30, 2020 to $462,772 for the three months ended June 30, 2021. The increase was the result of increased stock-based compensation of $84,343, net of other decreases of $2,309.

Other Income and Expenses

Other income and expenses decreased $27,040 from $28,863 for the three months ended June 30, 2020 to $1,823 for the three months ended June 30, 2021. The decrease was the result of decreased debt discount amortization of $15,099 and decreased interest expense, net, of $11,941.

Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020	Difference
Costs and expenses:
Research and development expenses	$1,547,785	$1,373,053	$174,732
General and administrative expenses	2,043,957	768,310	1,275,647
Total operating expenses	3,591,742	2,141,363	1,450,379
Loss from operations	(3,591,742)	(2,141,363)	(1,450,379)
Other income and expenses:
Interest expense, net	44,958	101,459	(56,501)

Net loss	$(3,636,700)	$(2,242,822)	$(1,393,878)

Research and Development Expenses

Research and development expenses increased $174,732 from $1,373,053 for the six months ended June 30, 2020 to $1,547,785 for the six months ended June 30, 2021. The increase resulted from decreased Phase 2b clinical trial expenses of $1,274,085, offset by increases in other clinical trial expenses, net, of $571,143, increases in manufacturing expenses of $175,251, increases in salaries and stock-based compensation of $519,639 and increases in other non-clinical trial expenses of $182,784.

General and Administrative Expenses

General and administrative expenses increased $1,275,647 from $768,310 for the six months ended June 30, 2020 to $2,043,957 for the six months ended June 30, 2021. The increase resulted from increased professional fees of $214,223 related to the conversion from a limited liability company to a C-Corp., increased patent costs of $101,248, increased salary and stock-based compensation expense of $788,882 and increases in other general and administrative expenses, net, of $171,294.

Other income and expenses

Other income and expenses decreased $56,501 from $101,459 for the six months ended June 30, 2020 to $44,958 for the six months ended June 30, 2021. The decrease was the result of decreased debt discount amortization of $58,190, offset by decreased interest expense, net, of $1,689.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2021	2020
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(1,679,433)	$(2,122,956)
Financing activities	$1,576,235	$867,851
Decrease in cash	$(103,198)	$(1,255,105)

Operating activities

Cash used in operations of $2,122,956 for the six months ended June 30, 2020 was the result of the net loss of $2,242,822 and a decrease in accounts payable and accrued and other current liabilities of $12,283, offset by depreciation and amortization of $72,481 and a decrease in prepaid expenses and other current assets of $59,668.

Cash used in operations of $1,679,433 for the six months ended June 30, 2021 was the result of the net loss of $3,636,700 and an increase in prepaid expenses and other current assets of $634,609, offset by non-cash amortization of $13,970, stock-based compensation of $1,274,036 and an increase in accounts payable and accrued and other current liabilities of $1,303,870.

Financing activities

Cash provided by financing activities of $867,851 for the six months ended June 30, 2020 was the result of proceeds of $600,000 from the issuance of convertible subordinated promissory notes, proceeds of $250,000 from the issuance of Series 1c Preferred Units, and proceeds of $133,592 from the Payroll Protection Plan loan, offset by $115,741 of principal payments on debt.

Cash provided by financing activities of $1,576,235 for the six months ended June 30, 2021 was the result of proceeds of $1,562,717 from the issuance of convertible subordinated promissory notes, proceeds of $570,000 from the issuance of Series 1d Preferred Units, offset by $556,482 of principal and final payments on debt.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of June 30, 2021, our cash totaled $427,202, and we had an accumulated deficit of $31,716,498. For the year ended December 31, 2020 and the six months ended June 30, 2021, we used cash of $4,028,541 and $1,679,433, respectively, in operations. As a result of our initial public offering of common stock and warrants to purchase common stock in August 2021 for proceeds of $18 million, before deducting expenses, (see Note 14 – Subsequent Events), our cash balances are expected to fund operations into October 2022. We anticipate that we will continue to incur net losses for the foreseeable future.

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations (including clinical development of our product candidates) and payments for license rights. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development and general working capital requirements. We expect that as research and development expenses continue to grow, we will need to raise additional capital to sustain operations and research and development activities.

Funding Requirements

We plan to focus in the near term on the development, regulatory approval and potential commercialization of DMT310 for the treatment of acne, psoriasis and rosacea. We anticipate we will incur net losses for the next several years as we complete clinical development of DMT310 for the treatment of acne, psoriasis and rosacea and continue research and development of DMT410 for the treatment of aesthetic conditions. In addition, we plan to identify, acquire or in-license and develop additional drug candidates, potentially build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our drug candidates.

As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, including the completion of our ongoing Phase 2 clinical trials for DMT310 for the treatment of psoriasis, the initiation of our Phase 2 clinical trial for DMT310 for the treatment of rosacea and the completion of our planned non-clinical and pharmacokinetic studies for DMT310 for the treatment of acne. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, and to pursue in-licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

We may raise additional capital through the sale of equity or convertible debt securities. In such an event, the terms of these securities may include liquidation or other preferences that adversely affect the rights of a holder of our common stock.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the drug candidates we pursue;

•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of manufacturing our drug candidates and any drugs we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future drug candidates, if any.

Contractual Obligations and Commitments

We do not currently lease any office space.

We enter into contracts in the normal course of business with contract research organizations for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. We identified a material weakness in our internal control over financial reporting as we did not design or implement a control to ensure all material contracts or agreements are reviewed by accounting personnel to ensure they are accounted for and disclosed properly. Notwithstanding such material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended June 30, 2021 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

We currently are preparing a remediation plan to address the underlying cause of the material weakness described above. The remediation plan includes, among other things, the hiring of a third-party financial consultant to review the Company's processes and implementing a contract control process that requires major contracts to be reviewed and approved by both legal and finance departments and outside consultants when necessary. The material weakness had no impact on any amounts reported in the financial statements for the three and six months ended June 30, 2021. Management is committed to remediating the material weakness in a timely manner. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

As a newly public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Prospectus as filed by us with the SEC pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1 (File No. 333-256997). Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2021, our registration statement on Form S-1 (Registration No. 333-256997) and the related registration statement (File No. 333-258772) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 2,571,428 shares of its common stock and accompanying warrants to purchase up to 2,571,428 shares of common stock. Each share of common stock was sold together with one warrant to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00, for gross proceeds of approximately $18.0 million, before deducting expenses. Maxim Group LLC acted as the sole book-running manager for the offering. On August 17, 2021, we closed the sale of the shares of Common Stock and warrants to purchase shares of Common Stock, resulting in net proceeds to us of approximately $15.7 million after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 16, 2021 pursuant to Rule 424(b).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2021.

DERMATA THERAPEUTICS, INC.

Date: September 27, 2021	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

