Form 10-Q
period 2021-09-30
Dermata Therapeutics, Inc.
filed 2021-11-15
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No.

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

There were 8,328,629 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of November 10, 2021.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize our product candidates;

•	the initiation, progress, success, cost, and timing of our clinical trials and product development activities;

•	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

•	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;

•	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

•	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	the potential scope, duration, and value of our intellectual property rights;

•	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

•	our ability to recruit and retain key personnel;

•	the effects of the COVID-19 pandemic on our operations; and

•	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$12,603,341	$530,400
Prepaid expenses and other current assets	1,082,446	75,053
Total current assets	13,685,787	605,453
Fixed assets, net	-	-
Total assets	$13,685,787	$605,453

Liabilities and Stockholders’ and Members’ Equity (Deficit):
Liabilities:
Current liabilities:
Accounts payable	$769,863	$104,276
Accrued and other current liabilities	425,369	133,477
Convertible subordinated promissory notes, net of discount	-	1,848,495
Related party convertible subordinated promissory notes,
net of discount	-	1,140,984
Current portion of long-term debt, net of debt discount	-	556,160
Total current liabilities	1,195,232	3,783,392
Total liabilities	1,195,232	3,783,392
Commitments and Contingencies (see Note 10)
Stockholders’ and Members’ Equity (Deficit):
Series 1 Preferred Units, 6,906,244 units authorized,
issued and outstanding at December 31, 2020	-	6,833,877
Series 1a Preferred Units, 5,018,750
units authorized, issued and outstanding at December 31, 2020	-	4,380,081
Series 1a Preferred Warrant Units, 1,419,228 units issued and
outstanding at December 31, 2020	-	723,431
Series 1b Preferred Units, 6,500,000 units authorized,
issued and outstanding at December 31, 2020	-	4,119,595
Series 1c Preferred Units, 46,553,188 units
authorized, issued and outstanding at December 31, 2020	-	6,491,592
Class A Common Units, 508,777 units authorized,
issued and outstanding at December 31, 2020	-	10,430
Class B Common Units, 1,767,477 units
authorized, issued and outstanding at December 31, 2020	-	2,342,853
Common Stock, par value $0.0001, 90,000,000 shares authorized,
8,328,629 shares issued and outstanding at September 30, 2021	833	-
Additional paid-in capital	45,919,140	-
Accumulated deficit	(33,429,418)	(28,079,798)
Total stockholders’ and members’ equity (deficit)	12,490,555	(3,177,939)
Total liabilities and stockholders’ and members’ equity (deficit)	$13,685,787	$605,453

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Condensed Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$799,779	$120,466	$2,347,564	$1,493,520
General and administrative	912,490	419,596	2,956,444	1,187,906
Total operating expenses	1,712,269	540,062	5,304,008	2,681,426
Loss from operations	(1,712,269)	(540,062)	(5,304,008)	(2,681,426)
Other income and expenses:
Interest expense, net	651	57,333	45,613	158,791
Net loss	$(1,712,920)	$(597,395)	$(5,349,621)	$(2,840,217)
Deemed dividend upon the redemption of 5,221,156 shares of Series 1c preferred stock (see Note 6)	$269,038	$-	$269,038	$-
Deemed dividend upon the amendment of terms of the Series 1d convertible preferred stock (see Note 6)	$2,293,199	$-	$2,293,199	$-
Net loss attributable to common stockholders	$(4,275,157)	$(597,395)	$(7,911,858)	$(2,840,217)

Net loss per share of common stock, basic and diluted	$(0.86)	$(0.31)	$(2.69)	$(1.49)
Weighted-average basic and diluted common units/shares	4,980,306	1,911,009	2,945,351	1,911,009

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s and Member’s Equity (Deficit)

Unaudited

	Class A Common		Class B Common		Series 1 Preferred		Series 1a Preferred		Series 1a Warrants		Series 1b Preferred
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2019	508,777	$10,430	1,761,908	$2,342,853	6,906,244	$6,833,877	5,000,000	$4,361,331	1,437,978	$723,431	6,500,000	$4,119,595
Class B Common Units issued			2,439
Net loss
Balance at March 31, 2020	508,777	$10,430	1,764,347	$2,342,853	6,906,244	$6,833,877	5,000,000	$4,361,331	1,437,978	$723,431	6,500,000	$4,119,595
Series 1c Preferred Units issued
Net loss
Balance at June 30, 2020	508,777	$10,430	1,764,347	$2,342,853	6,906,244	$6,833,877	5,000,000	$4,361,331	1,437,978	$723,431	6,500,000	$4,119,595
Exercise of Series 1a Preferred Warrant Units							18,750	$18,750	(18,750)
Net loss
Balance at September 30, 2020	508,777	$10,430	1,764,347	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595
Net loss
Balance at December 31, 2020	508,777	$10,430	1,767,477	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595
Series 1d Preferred Units issued
Class B Common Units forfeited			(22,494)
Conversion of Common Units to Common Stock	(508,777)	$(10,430)	(1,744,983)	$(2,342,853)
Conversion of Preferred Units to Preferred Stock					(6,906,244)	$(6,833,877)	(5,018,750)	$(4,380,081)			(6,500,000)	$(4,119,595)
Conversion of Warrant Units to Preferred Stock Warrants									(1,419,228)	$(723,431)
Stock-based compensation
Net loss
Balance at March 31, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Stock-based compensation
Net loss
Balance at June 30, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Redemption of Series 1c preferred shares
Conversion of Preferred Stock to Common Stock
Conversion of Preferred Stock Warrants to Common Stock Warrants
Conversion of Convertible Debt to Common Stock
Issuance of Common Stock and warrants, net issuance costs
Stock-based compensation
Net loss
Balance at September 30, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s and Member’s Equity (Deficit) Continued

Unaudited

	Series 1c Preferred		Series 1d Preferred		Preferred Stock		Preferred Stock Warrants		Common Stock		Additional
	Units	Amount	Units	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2019	44,767,474	$6,241,592										$(24,843,268)	$(210,159)
Class B Common Units issued
Net loss												$(1,421,173)	$(1,421,173)
Balance at March 31, 2020	44,767,474	$6,241,592										$(26,264,441)	$(1,631,332)
Series 1c Preferred Units issued	1,785,714	$250,000											$250,000
Net loss												$(821,649)	$(821,649)
Balance at June 30, 2020	46,553,188	$6,491,592										$(27,086,090)	$(2,202,981)
Exercise of Series 1a Preferred Warrant Units													$18,750
Net loss												$(597,395)	$(597,395)
Balance at September 30, 2020	46,553,188	$6,491,592										$(27,683,485)	$(2,781,626)
Net loss												$(396,313)	$(396,313)
Balance at December 31, 2020	46,553,188	$6,491,592										$(28,079,798)	$(3,177,939)
Series 1d Preferred Units issued			6,065,989	$5,034,801									$5,034,801
Class B Common Units forfeited													$-
Conversion of Common Units to Common Stock									1,911,009	$191	2,353,092		$-
Conversion of Preferred Units to Preferred Stock	(46,553,188)	$(6,491,592)	(6,065,989)	$(5,034,801)	71,044,171	$7,104					26,852,842		$-
Conversion of Warrant Units to Preferred Stock Warrants							1,419,228	$142			723,289		$-
Stock-based compensation											1,160,049		$1,160,049
Net loss												$(2,304,908)	$(2,304,908)
Balance at March 31, 2021	-	$-	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,089,272	$(30,384,706)	$712,003
Stock-based compensation											113,987		$113,987
Net loss												$(1,331,792)	$(1,331,792)
Balance at June 30, 2021	-	$-	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,203,259	$(31,716,498)	$(505,802)
Redemption of Series 1c preferred shares					(5,221,156)	$(522)					(999,478)		$(1,000,000)
Conversion of Preferred Stock to Common Stock					(65,823,015)	$(6,582)			3,813,973	$381	6,200		$-
Conversion of Preferred Stock Warrants to Common Stock Warrants							(1,419,228)	$(142)			142		$-
Conversion of Convertible Debt to Common Stock									32,219	$3	180,430		$180,434
Issuance of Common Stock and warrants, net issuance costs									2,571,428	$257	15,385,932		$15,386,189
Stock-based compensation											142,655		$142,655
Net loss												$(1,712,920)	$(1,712,920)
Balance at September 30, 2021	-	$-	-	$-	-	$-	-	$-	8,328,629	$833	45,919,140	$(33,429,418)	$12,490,555

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Condensed Statements of Cash Flows

	For the nine months ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,349,621)	$(2,840,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,416,691	-
Amortization of debt discount costs	14,126	88,293
Depreciation of fixed assets	-	322
Increase/(decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(1,007,393)	(5,300)
Accounts payable	665,587	(256,601)
Accrued and other current liabilities	371,127	20,936
License and settlement agreement	-	(500,000)
Total adjustments to reconcile net loss to net cash used in operations	1,460,138	(652,350)
Net cash used in operating activities	(3,889,483)	(3,492,567)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	15,386,189	-
Redemption of Series 1c preferred stock	(1,000,000)	-
Payments on debt	(556,482)	(462,963)
Proceeds from Paycheck Protection Plan loan	-	133,592
Net proceeds from issuance of convertible subordinated promissory notes	1,562,717	2,314,432
Proceeds from issuance of Series 1d preferred units	570,000	-
Proceeds from issuance of Series 1c preferred units	-	250,000
Proceeds from exercise of Series 1a preferred warrant units	-	18,750
Net cash provided by financing activities	15,962,424	2,253,811
Net increase (decrease) in cash	12,072,941	(1,238,756)
Cash at beginning of period	530,400	1,991,802
Cash at end of period	$12,603,341	$753,046

Supplemental disclosures:
Cash paid for interest	$1,420	$51,149
Cash paid for taxes	$1,400	$1,400
Non-cash financing activities:
Conversion of common and preferred units and warrants to common and preferred stock and warrants	$29,936,660	$-
Conversion of convertible subordinated promissory notes to Series 1d preferred units	$4,464,801	$-
Deemed dividend upon amendment to the terms to the Series 1d convertible preferred stock	$2,293,199	$-
Conversion of convertible subordinated promissory notes and accrued interest to common shares at IPO	$180,434	$-
Conversion of preferred stock to common stock at IPO	$6,582	$-

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Notes to Financial Statements

1. Organization and Basis of Presentation

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

Initial Public Offering

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which it sold 2,571,428 shares of its common stock together with 2,571,428 warrants to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00. Additionally, the underwriters exercised their option to purchase an additional 385,714 warrants to purchase common stock with an exercise price of $7.00 per share. The Company received net cash proceeds of approximately $15.4 million from the IPO after deducting underwriters’ discounts and offering expenses of approximately $2.6 million.

Each of the following occurred in connection with the completion of the IPO in August 2021:

-	The sale of 2,571,428 shares of common stock along with 2,957,142 warrants to purchase common stock.

-	The conversion of 65,823,015 shares of convertible preferred stock into an aggregate of 3,813,973 shares of common stock.

-	The conversion of $175,000 principal amount of outstanding convertible promissory notes and accrued interest of $5,434 into 32,219 shares of common stock.

-	The conversion of 1,419,228 Series 1a preferred warrants into 69,212 warrants exercisable into common stock.

Each purchaser in the IPO received one share of common stock and one warrant to purchase one share of common stock at a combined offering price of $7.00. Each warrant to purchase common stock entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share, are immediately exercisable, and expire five years from the date of issuance. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments.

The Company’s shares of common stock and warrants are listed on the Nasdaq Stock Market LLC under the symbols “DRMA,” and “DRMAW,” respectively, and both began trading in August 2021.

After the IPO, there were no shares of preferred stock or preferred stock warrants outstanding. Prior to the IPO, the Company had 1,911,009 shares of common stock outstanding after the Company’s reverse stock split in July 2021. The Company’s total common stock issued and outstanding was 8,328,629 as of September 30, 2021.

Reverse Stock Split

On July 1, 2021, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-20.5 pursuant to an amendment to the Company’s certificate of incorporation approved by the Company’s board of directors and stockholders. The par value was not adjusted as a result of the reverse split. All issued and outstanding common stock shares and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented, and the conversion ratios for the Company’s outstanding preferred stock was adjusted accordingly. See Note 6 – Equity Securities for additional information.

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of September 30, 2021, cash totaled $12.6 million and the Company had an accumulated deficit of $33.4 million. For the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company used cash of $4.0 million and $3.9 million, respectively, in operations. The Company’s cash balances are expected to fund operations into October 2022. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. Additionally, the COVID-19 pandemic continues to evolve and has already disrupted global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists or deepens, the Company could experience an inability to access additional capital.

The Company has raised additional capital through the initial public offering of its common stock and warrants; however, management’s current plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and the estimated fair values of equity instruments. Management evaluates its estimates on an ongoing basis. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in August 2021, approximately $2.6 million of offering costs related to the IPO were reclassified to additional paid-in capital. The Company had no deferred financing costs as of September 30, 2021.

Cash

The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). This cash is held in checking and savings accounts. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes they are not exposed to any significant credit risk.

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

Fixed Assets

Fixed assets consist of furniture and fixtures and computer equipment. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is primarily three years. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 were $0 and $322, respectively.

Patent Costs

Patent costs related to obtaining and maintaining patent protection in both the United States and other countries are expensed as incurred. Patents costs are classified as general and administrative expenses.

Research and Development

Research and development costs consist of expenses incurred in connection with the development of the Company’s product candidates. Such expenses include expenses incurred under agreements with contract research organizations, manufacturing and supply scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial supply, outsourced laboratory services, including materials and supplies used to support the Company’s research and development activities, and payments made for license fees and milestones that have not been demonstrated to have commercial value. Such costs are expensed in the periods in which they are incurred. Upfront payments and milestone payments for licensed technology are expensed as research and development as incurred or when the milestone is achieved or is determined to be probable of being achieved. Advanced payments for goods or services to be received in the future for research and development activities are recorded as prepaid expenses and expensed as the related goods are received or services are performed.

Income Taxes

From inception until March 24, 2021, the Company operated as a limited liability company taxed as a partnership. Therefore, any income tax liability or benefit through that date accrued to the Company’s members. Since March 24, 2021, the Company has operated as a C-Corporation and accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence. The Company records the difference between the benefit recognized and measured pursuant to the accounting guidance on accounting for uncertain tax positions taken or expected to be taken on the Company’s tax return. The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The liabilities are adjusted in light of changing facts and circumstances, such as the outcome of tax audits. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. There are no uncertain tax positions.

Stock-Based Compensation

In March 2021, the Company’s board of directors and shareholders approved the 2021 Omnibus Equity Incentive Plan (“the 2021 Plan”). For stock options granted under the 2021 Plan, the Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black-Scholes valuation model. The calculation of stock-based compensation expense requires that the Company make certain assumptions and judgments about variables used in the Black-Scholes model, including the expected term of the stock-based award, expected volatility of the underlying common stock, dividend yield, and the risk-free interest rate. Forfeitures are accounted for in the period they occur. Refer to Note 7- Equity Incentive Plan for further discussion.

Net Loss Per Common Unit/Share

On March 24, 2021, the Company converted from an LLC to a C-corporation. Upon the conversion, each outstanding common unit and preferred unit was converted into one share of common stock and preferred stock, respectively. Common units had similar rights and characteristics of common stock issued upon the conversion. In calculating net loss per share, the Company retrospectively applied the effects of the conversion to the number of common units outstanding prior to the conversion. Net loss per share for periods prior to the conversion to a C-corporation refers to net loss per common unit.

Basic net loss per unit/share is calculated by dividing net loss attributable to common unitholders or shareholders by the weighted-average number of units or shares outstanding during the period, without consideration of common unit or share equivalents. Diluted net loss per unit or share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common unit or share equivalents outstanding for the period. For purposes of the diluted net loss per unit or share calculation, preferred units or shares, profit interests, and warrants to purchase preferred units or shares are considered to be common unit or share equivalents but are excluded from the calculation of diluted net loss per common unit or share if their effect would be anti-dilutive.

As the Company has reported a net loss for the periods presented, diluted net loss per common unit or share is the same as the basic net loss per common unit or share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(1,712,920)	$(597,395)	$(5,349,621)	$(2,840,217)
Deemed dividend upon redemption of 5,221,156 shares of Series 1c convertible preferred stock	$269,038	$-	$269,038	$-
Deemed dividend upon amendment of the terms to the Series 1d convertible preferred stock	$2,293,199	$-	$2,293,199	$-

Net loss attributable to common stockholders	$(4,275,157)	$(597,395)	$(7,911,858)	$(2,840,217)

Basic and diluted net loss per common unit/share	$(0.86)	$(0.31)	$(2.69)	$(1.49)
Weighted-average basic and diluted common units/shares	4,980,306	1,911,009	2,945,351	1,911,009

The common unit or share equivalents that are not included in the calculation of diluted net loss per common unit or share but could potentially dilute basic earnings per share in the future are as follows:

	As of
	September 30, 2021	September 30, 2020

Series 1 Preferred Units/Shares	-	336,882
Series 1a Preferred Units/Shares	-	244,811
Series 1a Preferred Warrant	-	69,212
Series 1b Preferred Units/Shares	-	317,058
Series 1c Preferred Units/Shares	-	2,270,866
Series 1d Preferred Units/Shares	-	-
Class B Common Units Profits Interests	-	365,245
Common Stock Options	523,199	-
Common Stock Warrants	3,091,657	-
Total potentially dilutive securities	3,614,856	3,604,074

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	September 30,	December 31,
	2021	2020

Prepaid expenses and other current assets
Prepaid insurance	$1,082,446	$68,003
Prepaid research and development costs	-	7,050
Total prepaid expenses and other current assets	$1,082,446	$75,053

Fixed assets
Furniture and office equipment	$59,382	$59,382
Computer equipment	17,225	17,225
	76,607	76,607
Less: accumulated depreciation and amortization	(76,607)	(76,607)
Total fixed assets, net	$-	$-

Accrued and other current liabilities
Accrued interest payable	$-	$49,169
Accrued compensation and benefits	424,569	84,308
Accrued research and development costs	800	-
Total accrued and other current liabilities	$425,369	$133,477

4. Subordinated Convertible Promissory Notes

In July and October 2020, the Company issued an aggregate of $3,000,000 of subordinated convertible promissory notes (the “Notes”). Notes in the amount of $1,145,000 were issued to existing investors who are also related parties (See Note 11 - Related Parties), $1,730,000 were issued to existing investors who are not related parties and notes in the amount of $125,000 were issued to new investors. The Notes bore interest at 4% per annum and were to mature on July 17, 2021. The Notes were subordinated to the Company’s long-term debt and were convertible into a qualified Series A financing of at least $10 million at a 20% discount to the lowest price per unit paid by investors for that financing. Under authoritative accounting guidance, this contingent beneficial conversion feature was to be measured and recognized when the contingency is resolved. The Notes were recorded upon issuance net of debt discount costs of $28,301. The Company recognized $497 and $16,888 of interest expense during the three and nine months ended September 30, 2021, respectively, and $155 and $14,126 of amortized debt discount costs during the three and nine months ended September 30, 2021, respectively, related to the Notes.

On January 27, 2021, the Company amended the terms of the Notes to increase the maximum amount of convertible promissory notes to be issued from $3,000,000 to $5,000,000, to allow for the conversion of the convertible promissory notes into shares of common stock upon a Qualified Initial Public Offering with aggregate gross proceeds to the Company of at least $10,000,000 at a 20% discount to the lowest price per share paid by investors for that financing and to extend the maturity date to December 31, 2021. In connection with this amendment, Notes in the amount of $1,255,000 were issued to existing investors who are also related parties (See Note 11 - Related Parties) and $311,000 were issued to existing investors who are not related parties.

In March 2021, the Company further amended the terms of the Notes to allow for the conversion of the Notes into Series 1d Preferred Units at the same price as purchasers of Series 1d Preferred Units. As of March 15, 2021, $4,391,000 of the Notes, along with related interest of $73,801, were converted to 5,379,247 Series 1d Preferred Units. Since the Notes did not convert at a discount, there was no beneficial conversion feature.

The Company considers the above modification of the Notes in March 2021 to be a substantial modification requiring extinguishment accounting under Accounting Standards Codification (“ASC”) 470-50-40-10. Based upon an independent valuation of the reacquisition price of the Notes, the difference between the reacquisition price and the net carrying amount of the Notes immediately prior to the modification is not material to the financial statements.

In connection with the Company’s IPO in August 2021, the outstanding principal of the Notes and accrued interest totaling $180,434 converted into 32,219 shares of common stock. Upon this conversion, since the conversion contained a 20% discount, the Company measured the beneficial conversion feature and determined that it was not material to the financial statements.

As of September 30, 2021, the Company had no promissory notes outstanding.

5. Long-Term Debt

In February 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) whereas SVB agreed to provide term loans to the Company in two tranches. The first tranche of $2,500,000 was drawn in February 2017 and bore interest at a rate of 1.5% above the prime rate, which was 3.25% as of December 31, 2020, with principal and interest payable monthly through February 9, 2021. The second tranche was not utilized.

In connection with the Loan and Security Agreement, SVB also received warrant units to purchase, at any time after February 9, 2017 and prior to February 9, 2027, 187,978 Series 1a Preferred Units or the equivalent Series A Preferred Units had they purchased Series 1a Preferred Units, if Series A Preferred Units are issued, at a price of $1.00 per unit. The estimated fair value of these warrant units of $104,630 (See Note 6 – Equity Securities), as well as costs associated with the term loan, including provision for a final payment of $225,000, were recorded as a discount to outstanding debt and amortized to interest expense utilizing the effective interest method over the underlying term of the loan.

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

The non-refundable amendment fee of $100,000, as well as $12,280 of costs associated with the amendment, were recorded as a discount to outstanding debt and were amortized to interest expense utilizing the effective interest method over the remaining underlying term of the loan.

In January and February 2021, the company paid the final principal payments of $231,482 under the SVB Loan and Security Agreement. The Company also paid the final payment fee of $225,000 in February 2021 and the amendment fee of $100,000 in March 2021.

As of September 30, 2021, the Company had no long-term debt outstanding.

Paycheck Protection Program

On April 22, 2020, the Company received proceeds of a $133,592 loan from SVB under provisions of the Small Business Administration Paycheck Protection Program (“PPP”). This loan was forgiven in December 2020 under provisions of the PPP.

6. Equity Securities

Common Stock and Preferred Stock

On March 24, 2021, the Company entered into a Plan of Conversion (“Conversion”) whereby the Company converted from an LLC under the laws of the State of Delaware to a Delaware C-corporation with the name Dermata Therapeutics, Inc. In connection with the Conversion, each fully paid Preferred and Common Unit in the LLC was converted into a like number of shares of Preferred and Common Stock of the Company with a par value of $0.0001 per share. The Shares issued had the same rights, preferences and privileges that had accrued to the pre-converted Units. Any references in these Notes to Financial Statements to equity securities as “units” refer to pre-conversion equity securities and any references to “shares” or “stock” in these Notes to Financial Statements refer to post-conversion equity securities.

On July 1, 2021, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-20.5 pursuant to an amendment to the Company’s certificate of incorporation approved by the Company’s board of directors and stockholders. The par value was not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented.

On August 17, 2021, the Company completed its IPO, in which it sold 2,571,428 shares of its common stock together with 2,571,428 warrants to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00. Additionally, the underwriters exercised their option to purchase an additional 385,714 warrants with an exercise price of $7.00 per warrant. The Company received net cash proceeds of approximately $15.4 million from the IPO after deducting underwriters’ discounts and offering expenses of approximately $2.6 million.

Each of the following occurred in connection with the completion of the IPO in August 2021:

-	The sale of 2,571,428 shares of common stock along with 2,957,142 warrants to purchase common stock.

-	The conversion of 65,823,015 shares of convertible preferred stock into an aggregate of 3,813,973 shares of common stock.

-	The conversion of $175,000 principal amount of outstanding convertible promissory notes and accrued interest of $5,434 into 32,219 shares of common stock.

-	The conversion of 1,419,228 Series 1a preferred warrants into 69,212 warrant shares exercisable into common stock.

After the IPO, there were no shares of preferred stock or preferred stock warrants outstanding. Prior to the IPO, the Company had 1,911,009 shares of common stock outstanding after the Company’s reverse stock split in July 2021.

The Company’s total common stock issued and outstanding was 8,328,629 as of September 30, 2021.

Series 1 Preferred Units

From the Company’s formation on December 8, 2014 through 2016, the Company issued 6,906,244 Series 1 Preferred Units for net consideration of $6,833,877. The Company’s Series 1 Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1 Preferred Units were outstanding as of September 30, 2021.

Series 1a Preferred Units

In 2016, the Company issued 5,000,000 Series 1a Preferred Units in exchange for cash of $5,000,000 and net of issuance costs of $19,868. Purchasers of the Series 1a Preferred Units also received 1,250,000 Warrant Units to purchase an additional amount of Series 1a Preferred Units. The estimated fair value of the warrant units was recorded as a separate component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1a proceeds. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020. The Company’s Series 1a Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1a Preferred Units were outstanding as of September 30, 2021.

Series 1b Preferred Units

In 2018, the Company issued 6,500,000 Series 1b Preferred Units in exchange for cash of $6,500,000 and net of issuance costs of $40,405. Purchasers of the Series 1b Preferred Units also received 1,268,279 Class B Common Units. The estimated fair value of the Class B Common units has been recorded as a component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1b proceeds. The Company’s Series 1b Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1b Preferred Units were outstanding as of September 30, 2021.

Series 1c Preferred Units

On June 14, 2019, the Company closed participation in a $5,785,000 Series 1c financing from current and new investors. As of December 31, 2019, cash of $5,535,000, including $150,000 from the conversion of a convertible note issued to a Managing Member of the Company for a loan made to the Company, net of issuance costs of $25,857, had been received. The accrued interest on the convertible note in the amount of $1,487 was also converted into Series 1c Preferred Units. The remaining balance of $250,000 committed to the financing was paid in the amounts of $125,000 in May 2020 and $125,000 in June 2020.

In June 2019, 5,221,156 Series 1c Preferred Units were issued in connection with the settlement and license agreement, and in July 2021, the Company redeemed these units/shares in connection with an amendment to the settlement and license agreement. See Note 9 – License Agreements for more information.

The Company’s Series 1c Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1c Preferred Units were outstanding as of September 30, 2021.

Series 1d Preferred Units

In March 2021, the Company issued 686,742 Series 1d Preferred Units at a cost of $0.83 per unit for total proceeds of $570,000. In addition, as described in Note 4 – Subordinated Convertible Promissory Notes, as of March 15, 2021, $4,391,000 of convertible promissory notes, along with related interest of $73,801, were converted into 5,379,247 Series 1d Preferred Units. The outstanding Series 1d Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1d Preferred Units were outstanding as of September 30, 2021.

Class A Common Units

During 2014 and 2015, the Company issued 508,777 Class A Common Units in exchange for consideration of $10,430. The Class A Common Units outstanding converted to common stock during the first quarter of 2021. No Class A Common Units were outstanding as of September 30, 2021.

Class B Common Units

The Company had 1,767,477 Class B Common Units outstanding as of December 31, 2020. This includes 133,953 Class B Common Units issued for consideration of $2,853 and 1,268,279 Class B Common Units issued in connection with the issuance of the Series 1b Preferred Units, which were assigned an estimated fair value of $2,340,000. The remaining 365,245 Class B Common Units were issued as a profits interest as that term is defined by Revenue Procedure 93-27, 1993-2 C.B. 343, as clarified by Revenue Procedure 2001-43, 2001-2 C.B. 191, with participation thresholds from $0.001 to $0.36. During the first quarter 2020, the Company issued 2,439 Class B Common Units, all of which represented a profits interest. During the first quarter of 2021, 22,494 Class B Common Units were forfeited as a result of employee resignations. The remaining Class B Common Units outstanding converted to common stock during the first quarter of 2021. No Class B Common Units were outstanding as of September 30, 2021.

Liquidation Preference

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to liquidation preferences contained herein. So long as there were no Series A Preferred Units outstanding at the time of a liquidity event, any liquidity event proceeds would have been distributed as follows: First, the Series 1d Preferred Units had a two times preference in liquidation over the Series 1c Preferred Units and then participated with the Series 1c, 1b and 1a Preferred Units once the Series 1c Preferred Unit preferences had been satisfied. Second, proceeds to Series 1c Preferred Unit holders sufficient to cover two times their Series 1c investment; third, proceeds to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders sufficient to cover interest at the rate of 8% per annum on the Series 1 Preferred Units, the Series 1a Preferred Units, the Series 1b Preferred Units, the Series 1c Preferred Units, and Series 1d Preferred Units; fourth, proceeds to the Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover the unit value of Series 1 Preferred Units, Series 1a Preferred Units, Series 1b Preferred Units, Series 1c Preferred Units, and Series 1d Preferred Units; fifth, to Class A and Class B Common holders proceeds sufficient to cover their pro-rata portion of distributions made to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders, provided that no Class B Common Units would share in any distribution until after the point at which the amount per Class A Common Unit exceeds the amount of such Class B Common Unit’s Participation Threshold; and sixth, a pro-rata distribution of the remaining proceeds to all equity holders. Upon the issuance of Series A Preferred Units, each Series 1 Preferred Unit, each Series 1a Preferred Unit, each Series 1b Preferred Unit, each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically converted into the number of Series A Preferred Units equal to the sum of the unit value of the Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units plus all accumulated preferred return as of the conversion date that would have been due with respect to such Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units in the case of a liquidity event. As of September 30, 2021, no Series A Preferred Units had been issued, and no preferred stock remained outstanding.

Conversion Rights

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to conversion rights contained herein. Upon the first issuance by the Company of any Series A Preferred Units, each Series 1 Preferred Unit and each Series 1a Preferred Unit and each Series 1b Preferred Unit and each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically been converted into the number of Series A Preferred Units equal to the sum of the Unit Value with respect to such Series 1 Preferred Unit or Series 1a Preferred Unit or Series 1b Preferred Unit or Series 1c Preferred Unit or Series 1d Preferred Unit as of the conversion date divided by the product of 0.80 multiplied by the Unit Value of the Series 1 Preferred Units or Series 1a Preferred Units or Series 1b Preferred Units or Series 1c Preferred Units or Series 1d Preferred Unit issued on the conversion date. The Series A Preferred Units issued to the Series 1 Preferred Members and Series 1a Preferred Members and Series 1b Preferred Members and Series 1c Preferred Members and Series 1d Preferred Members upon conversion of such Series 1 Preferred Units and Series 1a Preferred Units and such Series 1b Preferred Units and Series 1c Preferred Units and Series 1d Preferred Units would have had the same rights, privileges and preferences as the other Series A Preferred Units issued by the Company on the conversion date. The Company considered the classification of the Preferred Units and concluded that they were appropriately included as a component of equity since each class of Preferred Units participates in the same form of consideration received upon a change in control. As of September 30, 2021, no preferred units or stock remained outstanding.

Stockholders’ Agreements

On March 24, 2021, in connection with the conversion of Dermata Therapeutics, LLC into a Delaware corporation, the Company entered into a Stockholders’ Agreement (as amended, the Stockholders’ Agreement) with all of its then-existing stockholders, including Proehl Investment Ventures, LLC and Hale Biopharma Ventures, LLC. The Stockholders’ Agreement among other things, provided for certain restrictions on transfer of the Company’s shares of capital stock, set forth agreements and understandings with respect to how shares of its capital stock held by the stockholders party thereto will have been voted on, or tendered in connection with, an acquisition of the Company and provided for certain voting rights with respect to the election of directors. In addition, pursuant to the Stockholders’ Agreement, holders of the Company’s Series 1a Preferred Stock were entitled to purchase, at any time prior to March 14, 2026, such number of shares of the Company’s Series 1a Preferred Stock as such Series 1a Stockholder shall request, up to an aggregate number of shares of Series 1a Preferred Stock not to exceed the product of 25% and the aggregate number of shares Series 1a Preferred Stock then held by such Series 1a Stockholder (or the Series 1a Preferred Warrant Rights). The shares of Series 1a Preferred Stock purchased pursuant to any Series 1a Preferred Warrant Right had a per share purchase price of $20.50 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization). Upon the consummation of the Company’s IPO of common stock, each Series 1a Preferred Stock Warrant became exercisable for the same number of shares of Common Stock with the same per share exercise price of $20.50 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization). The Stockholders’ Agreement would have automatically terminated upon the earliest of (a) immediately prior to the consummation of the Company’s initial public offering of common stock, and (b) the consummation of a sale of the Company, subject to certain conditions. The Company completed the IPO of common stock in August 2021, thereby terminating the Stockholders’ Agreement.

On June 29, 2021, with effectiveness on July 1, 2021, the Company’s board of directors amended its Certificate of Incorporation to adjust the conversion price and certain conversion mechanics of the Company’s issued and outstanding Series 1d Preferred Stock, whereby each share of Series 1d Preferred stock would convert into such number of Common Stock as determined by dividing (i) the product of (a) the Original Issue Price for the Series 1d Preferred Stock, multiplied by (b) 1.2, rounded to the nearest whole cent, by (ii) the 80% of the initial public per share offering price in the IPO. The Series 1d conversion shall not be subject to further adjustment for any stock split.

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

On July 12, 2021, the Company’s board of directors amended its Certificate of Incorporation to further adjust the conversion price and certain conversion mechanics of the Company’s issued and outstanding Series 1d Preferred Stock. The two amendments to the Series 1d Preferred Stock conversion terms were combined for purposes of accounting for the amendments. In order to determine if these amendments resulted in a modification or extinguishment of the Series 1d Preferred Stock, pursuant to the related authoritative guidance, the Company engaged an independent third-party valuation firm to assist with determining the fair value of the Series 1d Preferred Stock immediately before the change in conversion terms, as well as immediately after the change in conversion terms. This resulted in a substantive increase in fair value, and as such, the Company determined the amendments resulted in extinguishment accounting. Accordingly, the Company applied ASC 260, Earnings per Share, and ASC 470, Debt, by analogy to determine the appropriate measurement and presentation. The Company compared the fair value of the Series 1d Preferred Stock, as amended, to its carrying value and recorded the resulting difference of approximately $2.3 million as a deemed dividend for the Series 1d preferred shareholders. The Company recorded the deemed dividend to additional paid-in capital because the Company is in an accumulated deficit position, thereby increasing the net loss attributable to the common shareholders for the three and nine months ended September 30, 2021.

On July 30, 2021, the Company entered into a Second Amendment to the License and Settlement Agreement (or, the Second License Amendment), whereby, for the settlement of certain disputes arising under the License Agreement, the Company agreed to exchange the shares of Series 1c Preferred Stock owned by Villani, Inc. (“Villani”) for an increase of milestone payments and royalty rates due to Villani under the License Agreement. On July 30, 2021, Villani surrendered 5,221,156 shares of Series 1c Preferred Stock to the Company and on August 17, 2021, the Company paid to Villani $1.0 million upon the close of the Company’s initial public offering for the redemption of the Series 1c shares. The Company determined that the deemed dividend to Villani for the Series 1c preferred share redemption was the difference between the $1.0 million paid for the shares and the carrying value of the shares of $730,962, resulting in a deemed dividend of $269,038. This deemed dividend of $269,038 was recorded to additional paid-in capital because the Company is in an accumulated deficit position, thereby increasing the net loss attributable to common shareholders for the three and nine months ended September 30, 2021.

On August 14, 2021, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized to 90,000,000.

Warrants

Warrants issued at IPO

On August 17, 2021, the Company completed its IPO, in which it sold 2,571,428 shares of its common stock together with 2,571,428 warrants to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00. The underwriters exercised their option to purchase an additional 385,714 warrants, increasing the number of warrants issued at IPO to 2,957,142. Each warrant is immediately exercisable at the option of the holder and expires five years from the date of issuance.

The Company evaluated the terms of the warrants issued at the IPO and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Since the Company determined that the warrants were equity classified, the Company recorded the proceeds from the IPO, net of issuance costs, within common stock at par value and the balance of proceeds to additional paid in capital. The fair value of each warrant on August 17, 2021 was $0.9995 based on the closing trading price on that day. As of September 30, 2021, the outstanding warrants are exercisable into 2,957,142 shares of common stock whose fair value was $4.49 per share, based on the closing trading price on that day.

As of September 30, 2021, the Company had 2,957,142 warrants outstanding resulting from the IPO with an exercise price of $7.00 and which expire August 17, 2026.

Warrants issued with Class B Common Units

In March 2021, the Company granted Class B Common Units Profits interests to certain former employees and consultants. In connection with the conversion from an LLC to a C-Corporation, the Company converted 65,303 of vested Units to fully vested Common Stock Warrants with an exercise price of $5.74. These Common Stock Warrants issuances were considered a modification under ASC 718, Stock Compensation, in which the fair value of the Class B Common Units profits interests were measured at the modification date and compared to the fair value of the common stock warrants, with the difference of $279,812 recorded as stock-based compensation expense in the first quarter of 2021.

As of September 30, 2021, the Company had 65,303 common warrants outstanding related to the prior Class B Common Units with an exercise price of $5.74 and which expire December 31, 2024.

Warrants issued with Series 1a Preferred Units

In connection with the issuance of 5,000,000 Series 1a Preferred Units in November 2016, each Series 1a Preferred Member received Warrant Units to purchase from the Company, at any time after November 15, 2016 and on or prior to November 15, 2021, such number of Series 1a Preferred Units as such Series 1a Preferred Member shall request, up to an aggregate number of Series 1a Preferred Units not to exceed the product of 25% and the aggregate number of Series 1a Preferred Units then held by such Series 1a Preferred Member, which was 1,231,250 units at December 31, 2020. The exercise price for each Warrant Unit was $1.00, subject to adjustment for unit splits and combinations. The warrants had a 5-year term. The Company received total proceeds of $5,000,000 for the Series 1a Preferred Units and warrants which were allocated on a relative fair value basis to the Units and warrants resulting in a relative fair value of $4,381,199 and $618,801, respectively. The estimated fair value of the Series 1a Warrant Units was recorded as a separate component of members’ equity (deficit) in the accompanying financial statements as of December 31, 2020. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020.

In connection with the Loan and Security Agreement, SVB also received Warrant Units to purchase, at any time after February 9, 2017 and prior to February 9, 2027, 187,978 Series 1a Preferred Units or the equivalent Series A Preferred Units had they purchased Series 1a Preferred Units, if Series A Preferred Units are issued, at an exercise price of $1.00 per unit. On March 24, 2021, in connection with the conversion from an LLC to a C-Corporation, each warrant to purchase Series 1a Preferred Units in the LLC was automatically converted into a warrant to purchase, upon the same terms and conditions, shares of Series 1a Preferred Stock of the Company.

In July 2021, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-20.5, and the conversion ratio of the preferred stock was adjusted accordingly. In August 2021, in connection with the Company’s IPO, the outstanding Series 1a preferred warrants were converted into 69,212 common warrants.

As of September 30, 2021, the Company had 69,212 common warrants outstanding related to the prior Series 1a preferred warrants with an exercise price of $20.50 and which expire November 15, 2026.

7. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the Company may grant options to purchase common stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of common stock to employees, directors, and consultants of the Company. The 2021 Plan provides for the issuance of up to 1,648,213 shares, all of which may, but need not, be issued in respect of Incentive Stock Options. Options may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s board and consultants.

As of September 30, 2021, there remain an additional 1,125,014 shares reserved for issuance under the 2021 Plan.

Stock Award Activity

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Balance at December 31, 2020	-	$-	-
Options granted	523,199	5.84	9.0
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at September 30, 2021	523,199	$5.84	9.0

Options exercisable at September 30, 2021	233,686	$5.80	9.3

The aggregate intrinsic value of options exercisable as of September 30, 2021 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $4.49 per share. The intrinsic value of options outstanding and exercisable as of September 30, 2021 was zero due to the underlying options exercise price above market value.

Fair Value Measurement

The Company uses the Black-Scholes option valuation model, which requires the use of highly subjective assumptions, to determine the fair value of stock-based awards. The fair value of each employee stock option is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

•

Fair Value of Common Stock. The estimated fair value of the common stock underlying the Company’s stock option plan was determined by management by considering various factors as discussed below. All options to purchase shares of the Company’s common stock are intended to be exercisable at a price per share not less than the per-share fair value of the Company’s common stock underlying those options on the date of grant. In the absence of a public trading market for the Company’s common stock, before the initial public offering, on each grant date, the Company developed an estimate of the fair value of its common stock based on the information known to the Company on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock and in part on input from an independent third-party valuation firm. After the Company’s initial public offering, the fair value of common stock is measured as the Company’s closing price of common stock on the date of grant.

•

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options.

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

•

Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has limited trading history for its common stock price. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications.

•

Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends to common shareholders, and therefore the Company has used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used for the stock option grants for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Grant date fair value	$4.54	$4.87
Risk-free interest rate	0.98%	0.92%
Dividend yield	0.00%	0.00%
Expected life in years	5.8	5.7
Expected volatility	125%	122%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

On March 24, 2021, in connection with the conversion from an LLC to a C-Corporation, the Company converted 277,448 of Class B Common Units profits interests, for which no consideration had been received, into 277,448 options to purchase common stock at an exercise price of $5.74 to $6.314 per share. The fair value of common stock prior to IPO was determined in part based upon input from an independent third-party valuation firm. The Company considered the conversion of these Class B Common Units profits interests as a modification under ASC 718, Stock Compensation, in which the fair value of the Class B Common Units profits interests was measured at the modification date and compared to the fair value of the common stock options, with the difference of $1,339,993 resulting in incremental stock-based compensation expense recorded in the first quarter of 2021.

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$30,075	$-	$310,046	$-
General and administrative	112,580	-	1,106,645	-
	$142,655	$-	$1,416,691	$-

As of September 30, 2021, total unrecognized compensation cost related to stock options was approximately $1.4 million and the weighted average period over which this cost is expected to be recognized is 2.9 years.

8. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions into the savings plan.

9. License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (“The License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (“The License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. In partial consideration of the License, the Company forgave a previous outstanding loan to Villani in the amount of $400,000.

The original License Agreement was amended in 2019 and, in consideration of the receipt of certain know-how and patents, the Company issued to Villani 5,221,156 Series 1c Preferred Units equal to 5% of the Company’s fully diluted capitalization, valued at $730,962. Pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales.

On July 30, 2021, the Company further amended the license agreement with Villani in the Second Amendment to the License and Settlement Agreement (“Second Amendment”). In consideration of the Second Amendment, Villani exchanged the 5,221,156 Series 1c Preferred Shares issued to Villani in 2019 for an increase in milestones and royalty rates and the Company paid Villani $1 million after the close of the IPO. Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties. See Note 6 – Equity Securities for additional information regarding the Company’s redemption of the Series 1c Preferred Shares from Villani.

10. Commitments and Contingencies

Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) pandemic. Significant uncertainties may arise with respect to potential shutdowns of operations or government orders to cease activities due to emergency declarations, inability to operate, employee shortages, or claims for business interruption insurance, etc. Each of these matters may have a significant impact on the future results of the Company.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

11. Related Parties

Prior to the Company converting from an LLC to a C corporation in March 2021, the Company had two Managing Members. One of the Managing Members remained the Company’s majority stockholder upon the close of the Company’s IPO and serves as the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors. The other Managing Member remained a beneficial owner upon the close of the Company’s IPO and serves as the Company’s Lead Director of the Board of Directors. Hereinafter these two Managing Members, and their affiliates, are referred to collectively as the Principal Stockholders after the completion of the IPO.

During 2020, the Managing Members and other related parties loaned the Company $1,145,000 as subordinated convertible promissory notes. Additionally, during the first quarter of 2021, the Managing Members and other related parties loaned the Company $1,255,000 as subordinated convertible promissory notes. Refer to Note 4 – Subordinated Convertible Promissory Notes for further discussion.

During the third quarter of 2021, the Company amended the conversion terms of its Series 1d preferred stock, as described in Note 6 – Equity Securities. As a result of the Series 1d preferred stock amendments, the Company presented a deemed dividend of approximately $2.3 million during the three and nine months ended September 30, 2021, approximately $1.2 million of which related to Series 1d preferred shares owned by the Company’s Principal Stockholders and their affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in various stages of clinical development;

●

our, or that of our third-party manufacturers, ability to manufacture cGMP quantities of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth; and

●	the continued spread of COVID-19 and the resulting global pandemic and its impact on our preclinical studies and clinical studies.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished.

Overview

We are a clinical-stage medical dermatology company focused on identifying, developing, and commercializing innovative pharmaceutical product candidates for the treatment of medical and aesthetic skin diseases and conditions we believe have significant unmet needs.

Dermatological diseases such as acne vulgaris (or acne), psoriasis vulgaris (or psoriasis), papulopustular rosacea (or rosacea), hyperhidrosis and various aesthetic indications affect millions of people worldwide each year and may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for these indications on the market, we believe that most have significant drawbacks, including cumbersome application regimens and varying negative side effects. While a majority of these indications are first treated with topical products, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction with slow and modest response rates, early onset of negative side effects, onerous application schedules and typically long duration of therapy. A small percentage of patients may be candidates for biologic or systemic therapies, but these patients are typically required to try topical or oral treatment options prior to qualifying for these expensive systemic therapies. Given the limitation with current topical therapies and the restricted usability of systemic therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for effective topical products that satisfy their dermatological and lifestyle needs.

Our lead product candidate, DMT310, incorporates our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions with an expected once-weekly treatment application regimen. DMT310 is a multifactorial, naturally derived product that is applied once-weekly to treat inflammatory skin diseases. The product candidate consists of two grams of powder processed from a wholly naturally grown freshwater sponge, Spongilla lacustris (or Spongilla), which powder is then mixed with a fluidizing agent immediately prior to application by the patient to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these ideal environmental conditions, the proprietary harvesting protocols developed with our supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical component as well as the chemical components of the sponge for a product candidate with multiple mechanisms of action for the treatment of inflammatory skin conditions.

We believe our Spongilla technology platform will enable us to develop and formulate singular and combination products that target topical delivery of chemical compounds into the dermis for maximum treatment effect for a variety of indications. One mechanism of our technology is its mechanical ability to allow for the intradermal delivery of a variety of large and small molecules to a targeted treatment site, through topical application. In addition to this mechanical component, the technology also utilizes multiple naturally occurring chemical compounds which we believe have demonstrated, in-vitro, anti-microbial, and anti-inflammatory properties. We believe the combination of these mechanical and chemical components can make our platform extremely versatile for the treatment of a wide variety of medical and aesthetic skin conditions and diseases.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical development expenses, stock-based compensation expense, and the fair value of equity instruments which result in deemed dividends. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in Note 2 - Summary of Significant Accounting Policies to our unaudited financial statements contained within this Form 10-Q, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Research and Development Expenses

We rely on third parties to conduct our clinical studies and to provide services, including data management, statistical analysis, and electronic compilation. Once our clinical trials begin, at the end of each reporting period, we will compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we will consider in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of our vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we will record net prepaid or accrued expenses related to these costs.

Fair Value of Common Stock and Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The company’s policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date.

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares for awards prior to our IPO, and for options, the expected life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value our option awards. The assumptions used in calculating the fair value of share-based awards represents our best estimates and involve inherent uncertainties and the application of judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our development of our product candidates. We cannot predict with certainty what the full impact of the COVID-19 pandemic may have on our business, results of operations, financial condition, and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020	Difference
Operating expenses:
Research and development	$799,779	$120,466	$679,313
General and administrative	912,490	419,596	492,894
Total operating expenses	1,712,269	540,062	1,172,207
Losses from operations	(1,712,269)	(540,062)	(1,172,207)
Other income and expenses:
Interest expense, net	651	57,333	56,682

Net loss	$(1,712,920)	$(597,395)	$(1,115,525)

Research and Development Expenses

Research and development expenses increased by $0.7 million from $0.1 million for the three months ended September 30, 2020 to $0.8 million for the three months ended September 30, 2021. The increase was the result of increased clinical trial expenses of $0.3 million and increased salaries, benefits, and stock-based compensation of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $0.4 million for the three months ended September 30, 2020 to $0.9 million for the three months ended September 30, 2021. The increase was the result of $0.2 million in increased insurance costs, $0.2 million related to professional fees and public company costs, as well as $0.1 million of increased salaries, benefits, and stock-based compensation.

Other Income and Expenses

Other income and expenses decreased by $56,682 from $57,333 for the three months ended September 30, 2020 to $651 for the three months ended September 30, 2021. The decrease was the result of decreased debt discount amortization of $15,979 and decreased interest expense, net, of $40,703.

Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Difference
Operating expenses:
Research and development	$2,347,564	$1,493,520	$854,044
General and administrative	2,956,444	1,187,906	1,768,538
Total operating expenses	5,304,008	2,681,426	2,622,582
Loss from operations	(5,304,008)	(2,681,426)	(2,622,582)
Other income and expenses:
Interest expense, net	45,613	158,791	(113,178)

Net loss	$(5,349,621)	$(2,840,217)	$(2,509,404)

Research and Development Expenses

Research and development expenses increased by $0.8 million from $1.5 million for the nine months ended September 30, 2020 to $2.3 million for the nine months ended September 30, 2021. The increase was the result of increased salaries, benefits, and stock-based compensation of $0.9 million, increased manufacturing costs of $0.2 million, and increased nonclinical studies of $0.1 million, offset by $0.4 million in decreased clinical costs.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million from $1.2 million for the nine months ended September 30, 2020 to $3.0 million for the nine months ended September 30, 2021. The increase resulted from increased legal and professional fees of $0.7 million, increased salaries, benefits, and stock-based compensation expense of $0.9 million and increased insurance costs of $0.2 million.

Other income and expenses

Other income and expenses decreased by $113,178 from $158,791 for the nine months ended September 30, 2020 to $45,613 for the nine months ended September 30, 2021. The decrease was the result of decreased debt discount amortization of $74,167 and decreased interest expense of $39,011.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2021	2020
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(3,889,483)	$(3,492,567)
Financing activities	$15,962,424	$2,253,811
Increase (decrease) in cash	$12,072,941	$(1,238,756)

Operating activities

Cash used in operations of $3.9 million for the nine months ended September 30, 2021 was the result of the net loss of $5.3 million and an increase in prepaid expenses and other current assets of $1.0 million, offset by non-cash stock-based compensation of $1.4 million and an increase in accounts payable and accrued and other current liabilities of $1.0 million.

Cash used in operations of $3.5 million for the nine months ended September 30, 2020 was the result of the net loss of $2.8 million, payment of $0.5 million for a license and settlement liability, as well as an increase in accounts payable and accrued and other current liabilities of $0.2 million.

Financing activities

Cash provided by financing activities of $16.0 million for the nine months ended September 30, 2021 was the result of net proceeds of $15.4 million from our initial public offering, $1.6 million from the issuance of convertible subordinated promissory notes, proceeds of $0.6 million from the issuance of Series 1d Preferred Units, offset by $1.0 million payment for the redemption of 5,221,156 shares of Series 1c preferred stock and $0.6 million of principal and final payments on debt.

Cash provided by financing activities of $2.3 million for the nine months ended September 30, 2020 was the result of proceeds of $2.3 million from the issuance of convertible subordinated promissory notes, proceeds of $0.3 million from the issuance of Series 1c Preferred Units, and proceeds of $0.1 million from the Paycheck Protection Plan loan, offset by $0.5 million of principal payments on debt.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of September 30, 2021, our cash totaled $12.6 million and we had an accumulated deficit of $33.4 million. For the year ended December 31, 2020 and the nine months ended September 30, 2021, we used cash of $4.0 million and $3.9 million, respectively, in operations. As a result of our initial public offering of common stock and warrants to purchase common stock in August 2021 for net proceeds of $15.4 million, our cash balances are expected to fund operations into October 2022. We anticipate that we will continue to incur net losses for the foreseeable future.

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations (including clinical development of our product candidates and general and administrative expenses) and payments for license rights. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, and general working capital requirements. We expect that as research and development expenses continue to grow, we will need to raise additional capital to sustain operations and research and development activities.

Funding Requirements

We plan to focus in the near term on the development, regulatory approval, and potential commercialization of DMT310 for the treatment of acne, psoriasis, and rosacea. We anticipate we will incur net losses for the next several years as we complete clinical development of DMT310 for the treatment of acne, psoriasis and rosacea and continue research and development of DMT410 for the treatment of aesthetic and medical skin conditions. In addition, we plan to identify, acquire or in-license and develop additional drug candidates, potentially build commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our drug candidates.

As a publicly traded company, we will incur significant legal, accounting, and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that the net proceeds from our initial public offering, together with our existing cash, will not be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We anticipate our cash resources will fund our operations into October 2022, including the initiation and completion of our planned Phase 2 clinical trials for DMT310 for the treatment of rosacea, the initiation of our Phase 2 clinical trial for DMT310 for the treatment of psoriasis and the completion of our planned non-clinical and pharmacokinetic studies for DMT310 for the treatment of acne. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, and to pursue in-licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

We may raise additional capital through the sale of equity or convertible debt securities. In such an event, the terms of these securities may include liquidation or other preferences that adversely affect the rights of a holder of our common stock.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the drug candidates we pursue;

•	the scope, progress, results, and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of manufacturing our drug candidates and any drugs we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future drug candidates, if any.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. We identified a material weakness in our internal control over financial reporting as we did not design or implement a control to ensure all material contracts or agreements are reviewed by accounting personnel to ensure they are accounted for and disclosed properly. Notwithstanding such material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended September 30, 2021 in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

We currently are preparing a remediation plan to address the underlying cause of the material weakness described above. The remediation plan includes, among other things, the hiring of a third-party financial consultant to review the company’s processes and implementing a contract control process that requires major contracts to be reviewed and approved by both legal and finance departments and outside consultants when necessary. The material weakness had no impact on any amounts reported in the financial statements for the three and nine months ended September 30, 2021. Management is committed to remediating the material weakness in a timely manner. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2021, our registration statement on Form S-1 (Registration No. 333-256997) and the related registration statement (File No. 333-258772) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 2,571,428 shares of its common stock and accompanying warrants to purchase up to 2,571,428 shares of common stock. Each share of common stock was sold together with one warrant to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00, for gross proceeds of approximately $18.0 million, before deducting expenses. Maxim Group LLC acted as the sole book-running manager for the offering. On August 17, 2021, we closed the sale of the shares of Common Stock and warrants to purchase shares of Common Stock, resulting in net proceeds to us of approximately $15.4 million after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 16, 2021 pursuant to Rule 424(b).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1

Consulting Agreement, dated September 1, 2021, between the Company and Thomas Insley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 1, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

Dermata Therapeutics, Inc.

Date: November 15, 2021	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

