Form 10-Q
period 2022-03-31
Dermata Therapeutics, Inc.
filed 2022-05-16
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40739

DERMATA THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-1510982
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3525 Del Mar Heights Rd., #322, San Diego, CA 92130

(Address of Principal Executive Offices) (Zip Code)

858-800-2543

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	DRMA	The Nasdaq Capital Market
Common Stock Purchase Warrants	DRMAW	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

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

There were 9,227,214 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of May 13, 2022.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Cash	$8,190,958	$10,798,806
Prepaid expenses and other current assets	853,057	825,134
Total assets	$9,044,015	$11,623,940

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$662,230	$515,245
Accrued and other current liabilities	529,266	1,001,591
Total liabilities	1,191,496	1,516,836
Commitments and Contingencies (see Note 10)
Stockholders’ Equity:

Common Stock, par value $0.0001, 90,000,000 shares authorized, 8,328,629 shares issued and outstanding as of March 31, 2022 and December 31, 2021	833	833
Additional paid-in capital	46,620,112	46,088,546
Accumulated deficit	(38,768,426)	(35,982,275)
Total stockholders’ equity	7,852,519	10,107,104
Total liabilities and stockholders’ equity	$9,044,015	$11,623,940

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Operations

	For the three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$1,595,839	$680,588
General and administrative	1,190,313	1,581,185
Total operating expenses		2,261,773
Loss from operations	(2,786,152)	(2,261,773)
Other income and expenses:
Interest expense, net	-	43,135
Net loss	$(2,786,152)	$(2,304,908)
Net loss per share of common stock, basic and diluted	$(0.33)	$(1.21)
Weighted-average basic and diluted common units/shares	8,352,459	1,911,009

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s Equity

Unaudited

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2021	8,328,629	$833	$46,088,546	$(35,982,275)	$10,107,104
Stock-based compensation			531,566		531,566
Net loss				(2,786,151)	(2,786,151)
Balance at March 31, 2022	8,328,629	$833	$46,620,112	$(38,768,426)	$7,852,519

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s Equity Continued

Unaudited

																							Additional
	Class A Common		Class B Common		Series 1 Preferred		Series 1a Preferred		Series 1a Warrants		Series 1b Preferred		Series 1c Preferred		Series 1d Preferred		Preferred Stock		Preferred Stock Warrants		Common Stock		Paid-in	Accumulated	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2020	508,777	$10,430	1,767,477	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595	46,553,188	$6,491,592	-	$-	-	$-	-	$-	-	$-	-	$(28,079,798)	$(3,177,939)
Series 1d Preferred Units issued															6,065,989	$5,034,801									$5,034,801
Class B Common Units forfeited			(22,494)	-																					$-
Conversion of Common Units to Common Stock	(508,777)	$(10,430)	(1,744,983)	$(2,342,853)																	1,911,009	$191.10	2,353,092		$-
Conversion of Preferred Units to Preferred Stock					(6,906,244)	$(6,833,877)	(5,018,750)	$(4,380,081)			(6,500,000)	$(4,119,595)	(46,553,188	$(6,491,592)	(6,065,989)	$(5,034,801)	71,044,171	$7,104					26,852,842	$	-
Conversion of Warrant Units to Preferred Stock									(1,419,228)	$(723,431)									1,419,228	$142			723,289		$-
Stock-based compensation																							1,160,049		$1,160,049
Net loss																								$(2,304,908)	$(2,304,908)
Balance at March 31, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,089,272	$(30,384,706)	$712,003

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Cash Flows

	For the three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,786,152)	$(2,304,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	212,880	1,160,049
Amortization of debt discount costs	-	13,892
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(27,923)	(245,717)
Accounts payable	146,985	383,816
Accrued and other current liabilities	(153,638)	216,648
Total adjustments to reconcile net loss to net cash used in operating activities	178,304	1,528,688
Net cash used in operating activities:	(2,607,848)	(776,220)
Cash flows from financing activities:
Payments on debt	-	(556,482)
Net proceeds from issuance of convertible subordinated promissory notes	-	1,562,717
Proceeds from issuance of Series 1d preferred units	-	570,000
Net cash provided by financing activities	-	1,576,235
Net increase (decrease) in cash	(2,607,848)	800,015
Cash at beginning of period	10,798,806	530,400
Cash at end of period	$8,190,958	$1,330,415

Supplemental disclosures:
Cash paid for interest	$-	$473
Cash paid for taxes	$-	$950

Non-cash financing activities:
Conversion of convertible subordinated promissory notes to Series 1d Preferred Units	$-	$4,464,801
Conversion of Common and Preferred Units and Warrants to Common and Preferred Stock and Warrants	$-	$29,936,660

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Notes to Financial Statements

(unaudited)

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

Each purchaser in the IPO received one share of common stock and one warrant to purchase one share of common stock at a combined offering price of $7.00. Each warrant to purchase common stock entitles the holder to purchase one share of common stock at a weighted average exercise price of $7.05 per share, are immediately exercisable, and expire five years from the date of issuance. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments.

The Company’s shares of common stock and warrants are listed on the Nasdaq Stock Market LLC under the symbols “DRMA,” and “DRMAW,” respectively, and both began trading in August 2021.

After the IPO, there were no shares of preferred stock or preferred stock warrants outstanding. Prior to the IPO, the Company had 1,911,009 shares of common stock outstanding after giving effect for the Company’s reverse stock split in July 2021. The Company’s total common stock issued and outstanding was 8,328,629 as of December 31, 2021 and March 31, 2022.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of March 31, 2022, cash totaled $8.2 million and the Company had an accumulated deficit of $38.8 million. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company used cash of $2.6 million and $5.7 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the fourth quarter of 2022. Subsequent to March 31, 2022, in April 2022, the Company raised $5.0 million from gross proceeds of a securities purchase agreement, or PIPE, from a single institutional investor, which is expected to fund operations into the second quarter of 2023. See Note 12 – Subsequent Events for additional information regarding the Company’s April 2022 PIPE. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

The Company has raised additional capital through the initial public offering of its common stock and warrants and through a private placement financing; however, management’s current plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in August 2021, approximately $2.6 million of offering costs related to the IPO were reclassified to additional paid-in capital. As of March 31, 2022, the Company had deferred financing costs of approximately $0.2 million included in other current assets.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the three months ended March 31, 2022 and March 31, 2021, comprehensive loss was equal to the net loss.

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

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,786,152)	$(2,304,908)

Basic and diluted net loss per common unit/share	$(0.33)	$(1.21)
Weighted-average basic and diluted common units/shares	8,352,459	1,911,009

The common unit or share equivalents that are not included in the calculation of diluted net loss per common unit or share but could potentially dilute basic earnings per share in the future are as follows:

	As of March 31,
	2022	2021
Series 1 Preferred Units/Shares	-	336,882
Series 1a Preferred Units/Shares	-	244,811
Series 1a Preferred Warrant	-	69,212
Series 1b Preferred Units/Shares	-	317,058
Series 1c Preferred Units/Shares	-	2,270,866
Series 1d Preferred Units/Shares	-	931,265
Common Stock Options	1,001,326	398,199
Common Stock Warrants	3,220,228	65,303
Total potentially dilutive securities	4,221,554	4,633,596

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. Balance Sheet Details

The following provides certain balance sheet details:

	March 31,	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid insurance	$455,592	$769,416
Prepaid research and development costs	138,810	-
Prepaid other	79,063	-
Deferred offering costs	179,592	55,718
Total prepaid expenses and other current assets	$853,057	$825,134

Accrued and other current liabilities
Accrued research and development costs	$245,174	$235,384
Accrued compensation and benefits	155,272	766,207
Accrued legal fees	73,195	-
Accrued board compensation	55,625	-
Total accrued and other current liabilities	$529,266	$1,001,591

4. Subordinated Convertible Promissory Notes

In July and October 2020, the Company issued an aggregate of $3,000,000 of subordinated convertible promissory notes (the “Notes”). Notes in the amount of $1,145,000 were issued to existing investors who are also related parties (See Note 11 - Related Parties), $1,730,000 were issued to existing investors who are not related parties and notes in the amount of $125,000 were issued to new investors. The Notes bore interest at 4% per annum and were to mature on July 17, 2021. The Notes were subordinated to the Company’s long-term debt and were convertible into a qualified Series A financing of at least $10 million at a 20% discount to the lowest price per unit paid by investors for that financing. Under authoritative accounting guidance, this contingent beneficial conversion feature was to be measured and recognized when the contingency is resolved. The Notes were recorded upon issuance net of debt discount costs of $28,301. The Company recognized $13,892 of amortized debt discount costs during for the three months ended March 31, 2021.

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

As of December 31, 2021 and March 31, 2022, the Company had no promissory notes outstanding.

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

In January and February 2021, the Company paid the final principal payments of $231,482 under the SVB Loan and Security Agreement. The Company also paid the final payment fee of $225,000 in February 2021 and the amendment fee of $100,000 in March 2021. For the three months ended March 31, 2021, the Company paid a total of $556,482 to SVB as final payments for its long-term debt.

As of December 31, 2021 and March 31, 2022, the Company had no long-term debt outstanding.

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

The Company’s total common stock issued and outstanding was 8,328,629 shares as of December 31, 2021 and March 31, 2022.

Series 1 Preferred Units

From the Company’s formation on December 8, 2014 through 2016, the Company issued 6,906,244 Series 1 Preferred Units for net consideration of $6,833,877. The Company’s Series 1 Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1 Preferred Units were outstanding as of December 31, 2021 and March 31, 2022.

Series 1a Preferred Units

In 2016, the Company issued 5,000,000 Series 1a Preferred Units in exchange for cash of $5,000,000 and net of issuance costs of $19,868. Purchasers of the Series 1a Preferred Units also received 1,250,000 Warrant Units to purchase an additional amount of Series 1a Preferred Units. The estimated fair value of the warrant units was recorded as a separate component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1a proceeds. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020. The Company’s Series 1a Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1a Preferred Units were outstanding as of December 31, 2021 and March 31, 2022.

Series 1b Preferred Units

In 2018, the Company issued 6,500,000 Series 1b Preferred Units in exchange for cash of $6,500,000 and net of issuance costs of $40,405. Purchasers of the Series 1b Preferred Units also received 1,268,279 Class B Common Units. The estimated fair value of the Class B Common units has been recorded as a component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1b proceeds. The Company’s Series 1b Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1b Preferred Units were outstanding as of December 31, 2021 and March 31, 2022.

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

The Company’s Series 1c Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1c Preferred Units were outstanding as of December 31, 2021 and March 31, 2022.

Series 1d Preferred Units

In March 2021, the Company issued 686,742 Series 1d Preferred Units at a cost of $0.83 per unit for total proceeds of $570,000. In addition, as described in Note 4 – Subordinated Convertible Promissory Notes, as of March 15, 2021, $4,391,000 of convertible promissory notes, along with related interest of $73,801, were converted into 5,379,247 Series 1d Preferred Units. The outstanding Series 1d Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1d Preferred Units were outstanding as of December 31, 2021 and March 31, 2022.

Class A Common Units

During 2014 and 2015, the Company issued 508,777 Class A Common Units in exchange for consideration of $10,430. The Class A Common Units outstanding converted to common stock during the first quarter of 2021. No Class A Common Units were outstanding as of December 31, 2021 and March 31, 2022.

Class B Common Units

The Company had 1,767,477 Class B Common Units outstanding as of December 31, 2020. This includes 133,953 Class B Common Units issued for consideration of $2,853 and 1,268,279 Class B Common Units issued in connection with the issuance of the Series 1b Preferred Units, which were assigned an estimated fair value of $2,340,000. The remaining 365,245 Class B Common Units were issued as a profits interest as that term is defined by Revenue Procedure 93-27, 1993-2 C.B. 343, as clarified by Revenue Procedure 2001-43, 2001-2 C.B. 191, with participation thresholds from $0.001 to $0.36. During the first quarter 2020, the Company issued 2,439 Class B Common Units, all of which represented a profits interest. During the first quarter of 2021, 22,494 Class B Common Units were forfeited as a result of employee resignations. The remaining Class B Common Units outstanding converted to common stock during the first quarter of 2021. No Class B Common Units were outstanding as of December 31, 2021 and March 31, 2022.

Liquidation Preference

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to liquidation preferences contained herein. So long as there were no Series A Preferred Units outstanding at the time of a liquidity event, any liquidity event proceeds would have been distributed as follows: First, the Series 1d Preferred Units had a two times preference in liquidation over the Series 1c Preferred Units and then participated with the Series 1c, 1b and 1a Preferred Units once the Series 1c Preferred Unit preferences had been satisfied. Second, proceeds to Series 1c Preferred Unit holders sufficient to cover two times their Series 1c investment; third, proceeds to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders sufficient to cover interest at the rate of 8% per annum on the Series 1 Preferred Units, the Series 1a Preferred Units, the Series 1b Preferred Units, the Series 1c Preferred Units, and Series 1d Preferred Units; fourth, proceeds to the Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover the unit value of Series 1 Preferred Units, Series 1a Preferred Units, Series 1b Preferred Units, Series 1c Preferred Units, and Series 1d Preferred Units; fifth, to Class A and Class B Common holders proceeds sufficient to cover their pro-rata portion of distributions made to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders, provided that no Class B Common Units would share in any distribution until after the point at which the amount per Class A Common Unit exceeds the amount of such Class B Common Unit’s Participation Threshold; and sixth, a pro-rata distribution of the remaining proceeds to all equity holders. Upon the issuance of Series A Preferred Units, each Series 1 Preferred Unit, each Series 1a Preferred Unit, each Series 1b Preferred Unit, each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically converted into the number of Series A Preferred Units equal to the sum of the unit value of the Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units plus all accumulated preferred return as of the conversion date that would have been due with respect to such Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units in the case of a liquidity event. As of December 31, 2021 and March 31, 2022, no Series A Preferred Units had been issued, and no preferred stock remained outstanding.

Conversion Rights

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to conversion rights contained herein. Upon the first issuance by the Company of any Series A Preferred Units, each Series 1 Preferred Unit and each Series 1a Preferred Unit and each Series 1b Preferred Unit and each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically been converted into the number of Series A Preferred Units equal to the sum of the Unit Value with respect to such Series 1 Preferred Unit or Series 1a Preferred Unit or Series 1b Preferred Unit or Series 1c Preferred Unit or Series 1d Preferred Unit as of the conversion date divided by the product of 0.80 multiplied by the Unit Value of the Series 1 Preferred Units or Series 1a Preferred Units or Series 1b Preferred Units or Series 1c Preferred Units or Series 1d Preferred Unit issued on the conversion date. The Series A Preferred Units issued to the Series 1 Preferred Members and Series 1a Preferred Members and Series 1b Preferred Members and Series 1c Preferred Members and Series 1d Preferred Members upon conversion of such Series 1 Preferred Units and Series 1a Preferred Units and such Series 1b Preferred Units and Series 1c Preferred Units and Series 1d Preferred Units would have had the same rights, privileges and preferences as the other Series A Preferred Units issued by the Company on the conversion date. The Company considered the classification of the Preferred Units and concluded that they were appropriately included as a component of equity since each class of Preferred Units participates in the same form of consideration received upon a change in control. As of December 31, 2021 and March 31, 2022, no preferred units or stock remained outstanding.

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

On June 29, 2021, with effectiveness on July 1, 2021, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares of Common Stock available for issuances from 593,340 to 1,648,213 shares. Effective January 1, 2022, an evergreen provision contained in the Company's 2021 Omnibus Equity Incentive Plan, or the 2021 Plan, added one percent of common shares outstanding as of December 31, 2021 to the 2021 Plan. This evergreen provision resulted in an increase of 83,286 shares to the 2021 Plan, increasing shares authorized for issuance under the 2021 Plan to 1,731,499 as of March 31, 2022.

On June 29, 2021, the Company’s board of directors approved a 1-for-20.5 reverse split of all outstanding shares of common stock, effected on July 1, 2021 (no fractional shares were issued). Except as otherwise noted, all references to share and per share amounts related to common stock and common units have been restated to reflect the reverse stock split.

On July 12, 2021, the Company’s board of directors amended its Certificate of Incorporation to further adjust the conversion price and certain conversion mechanics of the Company’s issued and outstanding Series 1d Preferred Stock. The two amendments to the Series 1d Preferred Stock conversion terms were combined for purposes of accounting for the amendments. In order to determine if these amendments resulted in a modification or extinguishment of the Series 1d Preferred Stock, pursuant to the related authoritative guidance, the Company engaged an independent third-party valuation firm to assist with determining the fair value of the Series 1d Preferred Stock immediately before the change in conversion terms, as well as immediately after the change in conversion terms. This resulted in a substantive increase in fair value, and as such, the Company determined the amendments resulted in extinguishment accounting. Accordingly, the Company applied ASC 260, Earnings per Share, and ASC 470, Debt, by analogy to determine the appropriate measurement and presentation. The Company compared the fair value of the Series 1d Preferred Stock, as amended, to its carrying value and recorded the resulting difference of approximately $2.3 million as a deemed dividend for the Series 1d preferred shareholders. The Company recorded the deemed dividend to additional paid-in capital during the quarter ended September 30, 2021 because the Company is in an accumulated deficit position, thereby increasing the net loss attributable to the common shareholders for the year ended December 31, 2021.

On July 30, 2021, the Company entered into a Second Amendment to the License and Settlement Agreement (or, the Second License Amendment), whereby, for the settlement of certain disputes arising under the License Agreement, the Company agreed to exchange the shares of Series 1c Preferred Stock owned by Villani, Inc. (“Villani”) for an increase of milestone payments and royalty rates due to Villani under the License Agreement. On July 30, 2021, Villani surrendered 5,221,156 shares of Series 1c Preferred Stock to the Company and on August 17, 2021, the Company paid to Villani $1.0 million upon the close of the Company’s initial public offering for the redemption of the Series 1c shares. The Company determined that the deemed dividend to Villani for the Series 1c preferred share redemption was the difference between the $1.0 million paid for the shares and the carrying value of the shares of $730,962, resulting in a deemed dividend of $269,038. This deemed dividend of $269,038 was recorded to additional paid-in capital during the quarter ended September 30, 2021 because the Company is in an accumulated deficit position, thereby increasing the net loss attributable to common shareholders for the year ended December 31, 2021.

On August 14, 2021, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized to 90,000,000.

Warrants

Warrants issued at IPO

On August 17, 2021, the Company completed its IPO, in which it sold 2,571,428 shares of its common stock together with 2,571,428 warrants to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00. The underwriters exercised their option to purchase an additional 385,714 warrants with an exercise price of $7.00, increasing the number of warrants issued at IPO to 2,957,142. Each warrant is immediately exercisable at the option of the holder and expires five years from the date of issuance.

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

As of March 31, 2022, the Company had 2,957,142 warrants outstanding resulting from the IPO with an exercise price of $7.00 and which expire August 17, 2026.

Underwriter IPO Warrants

Upon the closing of the Company's IPO in August 2021, the Company issued to the underwriters warrants which entitles the underwriters to purchase 128,571 of shares of common stock at an exercise price equal to 115% of the public offering price, or $8.05 per share, exercisable for a period of five years, or until August 2026.

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

As of March 31, 2022, the Company had 65,303 common warrants outstanding related to the prior Class B Common Units with an exercise price of $5.74 and which expire December 31, 2024.

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

As of March 31, 2022, the Company had 69,212 common warrants outstanding related to the prior Series 1a preferred warrants with an exercise price of $20.50 and which expire November 15, 2026.

7. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the Company may grant options to purchase common stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of common stock to employees, directors, and consultants of the Company. Effective January 1, 2022, an evergreen provision contained in our 2021 Plan increased our common shares outstanding by one percent of the common shares outstanding as of December 31, 2021. This evergreen provision resulted in an additional 83,286 common shares to the 2021 Plan, increasing authorized shares available for issuance under the 2021 Plan to 1,731,499 as of March 31, 2022. Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s board and consultants.

As of March 31, 2022, there remain an additional 730,173 shares reserved for issuance under the 2021 Plan.

Stock Award Activity

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2021	523,199	$5.84	8.8
Options granted	478,127	1.89	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at March 31, 2022	1,001,326	$3.95	8.9

Options exercisable at March 31, 2022	504,837	$4.22	9.1

The aggregate intrinsic value of options exercisable as of March 31, 2022 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $1.25 per share. The intrinsic value of options outstanding and exercisable as of March 31, 2022 was zero due to the underlying options exercise price above market value.

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Three Months Ended March 31,
	2022	2021
Grant date fair value	$1.57	$4.86
Risk-free interest rate	1.39%	0.9%
Dividend yield	0.00%	0.00%
Expected life in years	5.3	5.5
Expected volatility	122%	121%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

On March 24, 2021, in connection with the conversion from an LLC to a C-Corporation, the Company converted 277,448 of Class B Common Units profits interests, for which no consideration had been received, into 277,448 options to purchase common stock at an exercise price of $5.74 to $6.314 per share. The fair value of common stock prior to IPO was determined in part based upon input from an independent third-party valuation firm. The Company considered the conversion of these Class B Common Units profits interests as a modification under ASC 718, Stock Compensation, in which the fair value of the Class B Common Units profits interests was measured at the modification date and compared to the fair value of the common stock options, with the difference of $1,339,993 resulting in incremental stock-based compensation expense. Related to the options, the Company recorded $849,564 of stock-based compensation expense in the three months ended March 31, 2021. The remaining stock-based compensation expense related to these options will be recognized over the weighted average period of 2.2 years.

In December 2021, the Company’s board of directors authorized a stock option grant in lieu of a cash bonus for the Company’s Chairman and Chief Executive Officer. The stock-based compensation expense of $0.4 million related to the stock option grant was booked to the fiscal year ended December 31, 2021; however, the impact to additional paid-in capital was not booked until the first quarter of 2022, when the stock option award was granted.

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations:

	Three Months Ended March 31,
	2022	2021
Research and development	$55,201	$250,227
General and administrative	157,679	909,822
	$212,880	$1,160,049

As of March 31, 2022, total unrecognized compensation cost related to stock options was approximately $1.5 million and the weighted average period over which this cost is expected to be recognized is 2.7 years.

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

10. Commitments and Contingencies

Clinical Trials

During 2021, the Company initiated a clinical trial which had not completed patient enrollment by March 31, 2022. Accordingly, the Company anticipates additional research and development expense of $1.1 million to be incurred during fiscal year 2022 related to this ongoing clinical trial.

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

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company recently received a shipment of raw material from its supplier containing additional quantities of Spongilla raw material which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in DMT310 and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

11. Related Parties

Prior to the Company converting from an LLC to a C-corporation in March 2021, the Company had two Managing Members. One of the Managing Members remained the Company’s majority stockholder upon the close of the Company’s IPO and serves as the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors. The other Managing Member remained a beneficial owner upon the close of the Company’s IPO and serves as the Company’s Lead Director of the Board of Directors. Hereinafter these two Managing Members, and their affiliates, are referred to collectively as the Principal Stockholders after the completion of the IPO.

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

12. Subsequent Event

On April 25, 2022, the Company closed a private placement of 898,585 shares of its common stock, pre-funded warrants to purchase 2,875,000 shares of common stock (the “Pre-Funded Warrant”) and warrants to purchase up to 3,773,585 shares of common stock at an exercise price of $1.325 per share (the “Common Warrant”) for gross proceeds of $5.0 million. The Common Warrant related to this private placement will expire five years from the date the resale Form S-1 is declared effective, which was on May 13, 2022.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our lack of operating history;

•	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

•	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

•	our dependence on our product candidates, which are still in various stages of clinical development;

•	our ability to acquire sufficient quantities of raw material needed to manufacture our drug product;

•	our, or that of our third-party manufacturers, ability to manufacture cGMP quantities of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

•	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

•	our dependence on third parties to manufacture our product candidates;

•	our reliance on third-party CROs to conduct our clinical trials;

•	our ability to maintain or protect the validity of our intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support organizational and business growth; and

•	the continued spread of COVID-19 and the resulting global pandemic and its impact on our preclinical studies and clinical studies.

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

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.8 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, and as of March 31, 2022, we had an accumulated deficit of $38.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

COVID-19 Update

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, we have managed delays and disruptions without significant impact in planned and ongoing preclinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, CROs, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product, including Spongilla.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to the development of our product candidates. We cannot predict with certainty what the full impact of the COVID-19 pandemic may have on our business, results of operations, financial condition, and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021	Difference
Operating expenses:
Research and development	$1,595,839	$680,588	$915,251
General and administrative	1,190,313	1,581,185	(390,872)
Total operating expenses	2,786,152	2,261,773	524,379
Losses from operations	(2,786,152)	(2,261,773)	(524,379)
Other income and expenses:
Interest expense, net	-	43,135	(43,135)

Net loss	$(2,786,152)	$(2,304,908)	$(481,244)

Research and Development Expenses

Research and development expenses increased by $0.9 million from $0.7 million for the three months ended March 31, 2021 to $1.6 million for the three months ended March 31, 2022. The increase in research and development expense from the first quarter of 2022 as compared the same period in 2021 resulted from $0.8 million of increased clinical expenses from the ongoing DMT310 rosacea study as well as increased employee and consulting costs of $0.3 million, offset by decreased stock-based compensation of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million from $1.6 million for the three months ended March 31, 2021 to $1.2 million for the three months ended March 31, 2022. This decrease was the result of decreased stock-based compensation expense of $0.8 million and decreased legal fees of $0.3 million, offset by increased insurance costs of $0.3 million, increased employee costs of $0.1 million and increased public company costs of $0.3 million.

Other Income and Expenses

Other income and expenses decreased by $43,135 from the three months ended March 31, 2021 to the current period since we have no more outstanding debt or related discount amortization or interest expense.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2022	2021
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(2,607,848)	$(776,220)
Financing activities	$-	$1,576,235
Increase (decrease) in cash	$(2,607,848)	$800,015

Operating activities

Cash used in operations of $2.6 million for the three months ended March 31, 2022 was the result of the net loss of $2.8 million, offset by non-cash stock-based compensation of $0.2 million.

Cash used in operations of $0.8 million for the three months ended March 31, 2021 was the result of the net loss of $2.3 million, offset by non-cash stock-based compensation of $1.2 million, as well as an increase in accounts payable and accrued and other current liabilities of $0.6 million.

Financing activities

The Company did not experience any financing activities during the three months ended March 31, 2022. Cash provided by financing activities of $1.6 million for the three months ended March 31, 2021 was the $1.6 million from the issuance of convertible subordinated promissory notes and proceeds of $0.6 million from the issuance of Series 1d Preferred Units, offset by $0.6 million of principal and final payments on debt.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of March 31, 2022, our cash totaled $8.2 million and we had an accumulated deficit of $38.8 million. For the three months ended March 31, 2022 and the year ended December 31, 2021, we used cash of $2.6 million and $5.7 million, respectively, in operations. As a result of our initial public offering of common stock and warrants to purchase common stock in August 2021 for net proceeds of $15.4 million, as well as our private placement of common stock and warrants to purchase common stock in April 2022 for gross proceeds of $5.0 million (See Note 12 – Subsequent Event), our cash balances are expected to fund operations into the second quarter of 2023. We anticipate that we will continue to incur net losses for the foreseeable future.

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

As a publicly traded company, we will incur significant legal, accounting, and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission, or SEC, and Nasdaq, requires public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our existing cash, along with the proceeds from a private placement of our securities which closed in April 2022 (the “Private Placement”) (See Note 12 – Subsequent Event), will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: May 16, 2022	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

