Form 10-Q
period 2022-06-30
Dermata Therapeutics, Inc.
filed 2022-08-15
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 10,102,214 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of August 12, 2022.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Cash	$10,627,895	$10,798,806
Prepaid expenses and other current assets	398,543	825,134
Total assets	$11,026,438	$11,623,940

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$608,811	$515,245
Accrued and other current liabilities	757,657	1,001,591
Total liabilities	1,366,468	1,516,836
Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Common Stock, par value $0.0001, 90,000,000 shares authorized, 10,102,214 and 8,328,629 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,010	833
Additional paid-in capital	51,157,959	46,088,546
Accumulated deficit	(41,498,999)	(35,982,275)
Total stockholders’ equity	9,659,970	10,107,104
Total liabilities and stockholders’ equity	$11,026,438	$11,623,940

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$1,612,552	$867,197	$3,208,391	$1,547,785
General and administrative	1,118,021	462,772	2,308,334	2,043,957
Total operating expenses	2,730,573	1,329,969	5,516,725	3,591,742
Loss from operations	(2,730,573)	(1,329,969)	(5,516,725)	(3,591,742)
Other income and expenses:
Interest expense, net	-	1,823	-	44,958
Net loss	$(2,730,573)	$(1,331,792)	$(5,516,725)	$(3,636,700)

Net loss per share of common stock, basic and diluted	$(0.24)	$(0.70)	$(0.56)	$(1.90)

Weighted-average basic and diluted common units/shares	11,194,857	1,911,009	9,781,510	1,911,009

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s Equity

Unaudited

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2021	8,328,629	$833	$46,088,546	$(35,982,275)	$10,107,104
Stock-based compensation	-	-	531,566	-	531,566
Net loss	-	-	-	(2,786,151)	(2,786,151)
Balance at March 31, 2022	8,328,629	$833	$46,620,112	$(38,768,426)	$7,852,519
Issuance of common stock and warrants, net of issuance costs	898,585	90	4,276,275	-	4,276,365
Issuance of common stock upon exercise of pre-funded warrants	875,000	87	-	-	87
Issuance of restricted stock unit awards	-	-	55,625	-	55,625
Stock-based compensation	-	-	205,947	-	205,947
Net loss	-	-	-	(2,730,573)	(2,730,573)
Balance at June 30, 2022	10,102,214	$1,010	$51,157,959	$(41,498,999)	$9,659,970

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder's Equity

Unaudited

	Class A Common		Class B Common		Series 1 Preferred		Series 1a Preferred		Series 1a Warrants		Series 1b Preferred		Series 1c Preferred
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2020	508,777	$10,430	1,767,477	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595	46,553,188	$6,491,592
Series 1d Preferred Units issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Class B Common Units forfeited			(22,494)
Conversion of Common Units to Common Stock	(508,777)	(10,430)	(1,744,983)	(2,342,853)	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Units to Preferred Stock	-	-	-	-	(6,906,244)	(6,833,877)	(5,018,750)	(4,380,081)			(6,500,000)	(4,119,595)	(46,553,188)	(6,491,592)
Conversion of Warrant Units to Preferred Stock Warrants	-	-	-	-	-	-	-	-	(1,419,228)	(723,431)	-	-	-	-
Stock-based Compensation	-	-	-	-	-	-	-	-	-	-	-	-		-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance at March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Stock-based Compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance at June 30, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder's Equity Unaudited - (Continued)

	Series 1d Preferred		Preferred Stock		Preferred Stock Warrants		Common Stock		Additional
	Units	Amount	Shares	Par Value	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	-	$-	-	$-	-	$-	-	$-	-	$(28,079,798)	$(3,177,939)
Series 1d Preferred Units issued	6,065,989	5,034,801	-	-	-	-	-	-	-	-	5,034,801
Conversion of Common Units to Common Stock	-	-	-	-	-	-	1,911,009	191	2,353,092	-	-
Conversion of Preferred Units to Preferred Stock	(6,065,989)	(5,034,801)	71,044,171	7,104	-	-	-	-	26,852,842	-	-
Conversion of Warrant Units to Preferred Stock Warrants	-	-	-	-	1,419,228	142	-	-	723,289	-	-
Stock-based Compensation	-	-	-	-	-	-	-	-	1,160,049	-	1,160,049
Net loss	-	-	-	-	-	-	-	-	-	(2,304,908)	(2,304,908)

Balance at March 31, 2021	-	-	71,044,171	7,104	1,419,228	142	1,911,009	191	31,089,272	(30,384,706)	712,003

Stock-based Compensation	-	-	-	-	-	-	-	-	113,987	-	113,987
Net loss	-	-	-	-	-	-	-	-	-	(1,331,792)	(1,331,792)

Balance at June 30, 2021	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,203,259	$(31,716,498)	$(505,802)

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Cash Flows

	For the six months ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,516,725)	$(3,636,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	474,452	1,274,036
Amortization of debt discount costs	-	13,970
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	426,591	(634,609)
Accounts payable	93,566	777,030
Accrued and other current liabilities	74,753	526,840
Net cash used in operating activities:	(4,447,363)	(1,679,433)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	4,276,365	-
Proceeds from issuance of common stock upon exercise of pre-funded warrants	87	-
Payments on debt	-	(556,482)
Net proceeds from issuance of convertible subordinated promissory notes	-	1,562,717
Proceeds from issuance of Series 1d preferred units	-	570,000
Net cash provided by financing activities:	4,276,452	1,576,235
Net decrease in cash	(170,911)	(103,198)
Cash at beginning of period	10,798,806	530,400
Cash at end of period	$10,627,895	$427,202

Supplemental disclosures:
Cash paid for interest	$-	$1,420
Cash paid for taxes	$800	$1,400

Non-cash financing activities:
Conversion of convertible subordinated promissory notes to Series 1d Preferred Units	$-	$4,464,801
Conversion of Common and Preferred Units and Warrants to Common and Preferred Stock and Warrants	$-	$29,936,660

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

Each purchaser in the IPO received one share of common stock and one warrant to purchase one share of common stock at a combined offering price of $7.00. Each warrant to purchase common stock entitles the holder to purchase one share of common stock, are immediately exercisable, and expire five years from the date of issuance. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of June 30, 2022, cash totaled $10.6 million and the Company had an accumulated deficit of $41.5 million. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company used cash of $4.4 million and $5.7 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the third quarter of 2023. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in August 2021, approximately $2.6 million of offering costs related to the IPO were reclassified to additional paid-in capital. As of December 31, 2021, the Company had deferred financing costs of $0.06 million and as of June 30, 2022, the Company had no deferred financing costs.

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

Stock-Based Compensation

In March 2021, the Company’s board of directors and shareholders approved the 2021 Omnibus Equity Incentive Plan (“the 2021 Plan”). For stock options granted under the 2021 Plan, the Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black-Scholes valuation model. The calculation of stock-based compensation expense requires that the Company make certain assumptions and judgments about variables used in the Black-Scholes model, including the expected term of the stock-based award, expected volatility of the underlying common stock, dividend yield, and the risk-free interest rate. Forfeitures are accounted for in the period they occur. Restricted stock units (“RSUs”) granted under the 2021 Plan are measured at the grant date fair value of the common stock, with corresponding compensation expense recognized ratably over the requisite service period. Refer to Note 7- Equity Incentive Plan for further discussion.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the three and six months ended June 30, 2022, and June 30, 2021, comprehensive loss were equal to the net loss.

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

Basic net loss per unit/share is calculated by dividing net loss attributable to common unitholders or shareholders by the weighted-average number of units or shares outstanding during the period, including pre-funded warrants because their exercise requires only nominal consideration for the delivery of shares, without consideration of common unit or share equivalents. Diluted net loss per unit or share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common unit or share equivalents outstanding for the period. For purposes of the diluted net loss per unit or share calculation, preferred units or shares, profit interests, and warrants to purchase preferred units or shares are considered to be common unit or share equivalents but are excluded from the calculation of diluted net loss per common unit or share if their effect would be anti-dilutive.

As the Company has reported a net loss for the periods presented, diluted net loss per common unit or share is the same as the basic net loss per common unit or share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(2,730,573)	$(1,331,792)	$(5,516,725)	$(3,636,700)

Weighted-average basic and diluted common units/shares	11,194,857	1,911,009	9,781,510	1,911,009

Basic and diluted net loss per common unit/share	$(0.24)	$(0.70)	$(0.56)	$(1.90)

The common unit or share equivalents that are not included in the calculation of diluted net loss per common unit or share but could potentially dilute basic earnings per share in the future are as follows:

	As of June 30,
	2022	2021
Series 1 Preferred Units/Shares	-	336,882
Series 1a Preferred Units/Shares	-	244,811
Series 1a Preferred Warrant	-	69,212
Series 1b Preferred Units/Shares	-	317,058
Series 1c Preferred Units/Shares	-	2,270,866
Series 1d Preferred Units/Shares	-	899,046
Common Stock Options	1,001,326	398,199
Common Stock Warrants	6,993,813	65,303
Total potentially dilutive securities	7,995,139	4,601,377

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	June 30,	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid insurance	$142,165	$769,416
Prepaid research and development costs	200,940	-
Prepaid other	55,438	-
Deferred offering costs	-	55,718
Total prepaid expenses and other current assets	$398,543	$825,134

Accrued and other current liabilities
Accrued research and development costs	$413,185	$235,384
Accrued compensation and benefits	242,142	766,207
Accrued legal fees	46,705	-
Accrued board compensation	55,625	-
Total accrued and other current liabilities	$757,657	$1,001,591

4. Subordinated Convertible Promissory Notes

In July and October 2020, the Company issued an aggregate of $3,000,000 of subordinated convertible promissory notes (the “Notes”). Notes in the amount of $1,145,000 were issued to existing investors who are also related parties (See Note 11 - Related Parties), $1,730,000 were issued to existing investors who are not related parties and notes in the amount of $125,000 were issued to new investors. The Notes bore interest at 4% per annum and were to mature on July 17, 2021. The Notes were subordinated to the Company’s long-term debt and were convertible into a qualified Series A financing of at least $10 million at a 20% discount to the lowest price per unit paid by investors for that financing. Under authoritative accounting guidance, this contingent beneficial conversion feature was to be measured and recognized when the contingency is resolved. The Notes were recorded upon issuance net of debt discount costs of $28,301. The Company recognized $13,970 of amortized debt discount costs during the six months ended June 30, 2021.

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

As of December 31, 2021, and June 30, 2022, the Company had no promissory notes outstanding.

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

In January and February 2021, the Company paid the final principal payments of $231,482 under the SVB Loan and Security Agreement. The Company also paid the final payment fee of $225,000 in February 2021 and the amendment fee of $100,000 in March 2021. For the six months ended June 30, 2021, the Company paid a total of $556,482 to SVB as final payments for its long-term debt.

As of December 31, 2021, and June 30, 2022, the Company had no long-term debt outstanding.

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

On April 25, 2022, the Company closed a private placement (“PIPE”), in which it sold 898,585 shares of its common stock together with 2,875,000 pre-funded warrants to purchase one share of common stock with an exercise price of $0.0001 per share (“Pre-funded Warrant”), and 3,773,585 warrants to purchase one share of common stock with an exercise price of $1.325 per share (“PIPE Common Warrant”) at a combined offering price of $1.325. The Company received net cash proceeds of approximately $4.3 million from the PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The PIPE Common Warrant related to this private placement will expire on May 12, 2027. During the quarter ended June 30, 2022, 875,000 of the Pre-funded Warrants were exercised, reducing the outstanding Pre-funded Warrants to 2,000,000 as of June 30, 2022.

The Company’s total common stock issued and outstanding was 10,102,214 and 8,328,629 shares as of June 30, 2022, and December 31, 2021, respectively.

Series 1 Preferred Units

From the Company’s formation on December 8, 2014 through 2016, the Company issued 6,906,244 Series 1 Preferred Units for net consideration of $6,833,877. The Company’s Series 1 Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1 Preferred Units were outstanding as of December 31, 2021 and June 30, 2022.

Series 1a Preferred Units

In 2016, the Company issued 5,000,000 Series 1a Preferred Units in exchange for cash of $5,000,000 and net of issuance costs of $19,868. Purchasers of the Series 1a Preferred Units also received 1,250,000 Warrant Units to purchase an additional amount of Series 1a Preferred Units. The estimated fair value of the warrant units was recorded as a separate component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1a proceeds. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020. The Company’s Series 1a Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1a Preferred Units were outstanding as of December 31, 2021 and June 30, 2022.

Series 1b Preferred Units

In 2018, the Company issued 6,500,000 Series 1b Preferred Units in exchange for cash of $6,500,000 and net of issuance costs of $40,405. Purchasers of the Series 1b Preferred Units also received 1,268,279 Class B Common Units. The estimated fair value of the Class B Common units has been recorded as a component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1b proceeds. The Company’s Series 1b Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1b Preferred Units were outstanding as of December 31, 2021 and June 30, 2022.

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

The Company’s Series 1c Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1c Preferred Units were outstanding as of December 31, 2021 and June 30, 2022.

Series 1d Preferred Units

In March 2021, the Company issued 686,742 Series 1d Preferred Units at a cost of $0.83 per unit for total proceeds of $570,000. In addition, as described in Note 4 – Subordinated Convertible Promissory Notes, as of March 15, 2021, $4,391,000 of convertible promissory notes, along with related interest of $73,801, were converted into 5,379,247 Series 1d Preferred Units. The outstanding Series 1d Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1d Preferred Units were outstanding as of December 31, 2021 and June 30, 2022.

Class A Common Units

During 2014 and 2015, the Company issued 508,777 Class A Common Units in exchange for consideration of $10,430. The Class A Common Units outstanding converted to common stock during the first quarter of 2021. No Class A Common Units were outstanding as of December 31, 2021 and June 30, 2022.

Class B Common Units

The Company had 1,767,477 Class B Common Units outstanding as of December 31, 2020. This includes 133,953 Class B Common Units issued for consideration of $2,853 and 1,268,279 Class B Common Units issued in connection with the issuance of the Series 1b Preferred Units, which were assigned an estimated fair value of $2,340,000. The remaining 365,245 Class B Common Units were issued as a profits interest as that term is defined by Revenue Procedure 93-27, 1993-2 C.B. 343, as clarified by Revenue Procedure 2001-43, 2001-2 C.B. 191, with participation thresholds from $0.001 to $0.36. During the first quarter 2020, the Company issued 2,439 Class B Common Units, all of which represented a profits interest. During the first quarter of 2021, 22,494 Class B Common Units were forfeited as a result of employee resignations. The remaining Class B Common Units outstanding converted to common stock during the first quarter of 2021. No Class B Common Units were outstanding as of December 31, 2021 and June 30, 2022.

Liquidation Preference

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to liquidation preferences contained herein. So long as there were no Series A Preferred Units outstanding at the time of a liquidity event, any liquidity event proceeds would have been distributed as follows: First, the Series 1d Preferred Units had a two times preference in liquidation over the Series 1c Preferred Units and then participated with the Series 1c, 1b and 1a Preferred Units once the Series 1c Preferred Unit preferences had been satisfied. Second, proceeds to Series 1c Preferred Unit holders sufficient to cover two times their Series 1c investment; third, proceeds to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders sufficient to cover interest at the rate of 8% per annum on the Series 1 Preferred Units, the Series 1a Preferred Units, the Series 1b Preferred Units, the Series 1c Preferred Units, and Series 1d Preferred Units; fourth, proceeds to the Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover the unit value of Series 1 Preferred Units, Series 1a Preferred Units, Series 1b Preferred Units, Series 1c Preferred Units, and Series 1d Preferred Units; fifth, to Class A and Class B Common holders proceeds sufficient to cover their pro-rata portion of distributions made to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders, provided that no Class B Common Units would share in any distribution until after the point at which the amount per Class A Common Unit exceeds the amount of such Class B Common Unit’s Participation Threshold; and sixth, a pro-rata distribution of the remaining proceeds to all equity holders. Upon the issuance of Series A Preferred Units, each Series 1 Preferred Unit, each Series 1a Preferred Unit, each Series 1b Preferred Unit, each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically converted into the number of Series A Preferred Units equal to the sum of the unit value of the Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units plus all accumulated preferred return as of the conversion date that would have been due with respect to such Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units in the case of a liquidity event. As of December 31, 2021 and June 30, 2022, no Series A Preferred Units had been issued, and no preferred stock remained outstanding.

Conversion Rights

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to conversion rights contained herein. Upon the first issuance by the Company of any Series A Preferred Units, each Series 1 Preferred Unit and each Series 1a Preferred Unit and each Series 1b Preferred Unit and each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically been converted into the number of Series A Preferred Units equal to the sum of the Unit Value with respect to such Series 1 Preferred Unit or Series 1a Preferred Unit or Series 1b Preferred Unit or Series 1c Preferred Unit or Series 1d Preferred Unit as of the conversion date divided by the product of 0.80 multiplied by the Unit Value of the Series 1 Preferred Units or Series 1a Preferred Units or Series 1b Preferred Units or Series 1c Preferred Units or Series 1d Preferred Unit issued on the conversion date. The Series A Preferred Units issued to the Series 1 Preferred Members and Series 1a Preferred Members and Series 1b Preferred Members and Series 1c Preferred Members and Series 1d Preferred Members upon conversion of such Series 1 Preferred Units and Series 1a Preferred Units and such Series 1b Preferred Units and Series 1c Preferred Units and Series 1d Preferred Units would have had the same rights, privileges and preferences as the other Series A Preferred Units issued by the Company on the conversion date. The Company considered the classification of the Preferred Units and concluded that they were appropriately included as a component of equity since each class of Preferred Units participates in the same form of consideration received upon a change in control. As of December 31, 2021 and June 30, 2022, no preferred units or stock remained outstanding.

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

On June 29, 2021, with effectiveness on July 1, 2021, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares of Common Stock available for issuances from 593,340 to 1,648,213 shares. Effective January 1, 2022, an evergreen provision contained in the Company's 2021 Omnibus Equity Incentive Plan, or the 2021 Plan, added one percent of common shares outstanding as of December 31, 2021 to the 2021 Plan. This evergreen provision resulted in an increase of 83,286 shares to the 2021 Plan, increasing shares authorized for issuance under the 2021 Plan to 1,731,499 as of January 1, 2022.

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

On August 14, 2021, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized to 90,000,000. Refer to Note 12 Subsequent Event for further discussion.

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

As of June 30, 2022, the Company had 2,957,142 warrants outstanding resulting from the IPO with an exercise price of $7.00 and which expire August 17, 2026.

Underwriter IPO Warrants

Upon the closing of the Company's IPO in August 2021, the Company issued to the underwriters warrants to purchase 128,571 of shares of common stock at an exercise price equal to 115% of the public offering price, or $8.05 per share, exercisable for a period of five years, or until August 2026.

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

As of June 30, 2022, the Company had 65,303 common warrants outstanding related to the prior Class B Common Units with an exercise price of $5.74 and which expire December 31, 2024.

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

As of June 30, 2022, the Company had 69,212 common warrants outstanding related to the prior Series 1a preferred warrants with an exercise price of $20.50 and which expire November 15, 2026.

Common and Pre-Funded Warrants issued with PIPE

In April 2022, the Company completed the PIPE, in which it sold 898,585 shares of its common stock together with 2,875,000 Pre-funded Warrants to purchase one share of common stock with an exercise price of $0.0001 per share, and 3,773,585 PIPE Common Warrants to purchase one share of common stock with an exercise price of $1.325 per share, at a combined offering price of $1.325. During the quarter ended June 30, 2022, 875,000 of the Pre-funded Warrants were exercised. Each PIPE Common Warrant is immediately exercisable at the option of the holder and expires May 12, 2027.

As of June 30, 2022, the Company had 2,000,000 Pre-Funded Warrants outstanding with an exercise price of $0.0001 and no expiration date. As of June 30, 2022, the Company had 3,773,585 Common Warrants outstanding with an exercise price of $1.325 and which expire May 13, 2027.

7. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the Company may grant options to purchase common stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of common stock to employees, directors, and consultants of the Company. Effective January 1, 2022, an evergreen provision contained in the Company’s 2021 Plan increased its common shares outstanding by one percent of the common shares outstanding as of December 31, 2021. This evergreen provision resulted in an additional 83,286 common shares added to the 2021 Plan, increasing authorized shares available for issuance under the 2021 Plan to 1,731,499 as of January 1, 2022. Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s board and consultants.

As of June 30, 2022, there remain an additional 683,036 shares reserved for issuance under the 2021 Plan.

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant date fair value	$1.57	$5.74	$1.57	$5.74
Risk-free rate	1.39%	0.9%	1.39%	0.9%
Dividend yield	0.00%	0.00%	0.0%	0.00%
Expected life in years	5.3	5.5	5.3	5.5
Expected volatility	122%	121%	122%	121%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

On March 24, 2021, in connection with the conversion from an LLC to a C-Corporation, the Company converted 277,448 of Class B Common Units profits interests, for which no consideration had been received, into 277,448 options to purchase common stock at an exercise price of $5.74 to $6.314 per share. The fair value of common stock prior to IPO was determined in part based upon input from an independent third-party valuation firm. The Company considered the conversion of these Class B Common Units profits interests as a modification under ASC 718, Stock Compensation, in which the fair value of the Class B Common Units profits interests was measured at the modification date and compared to the fair value of the common stock options, with the difference of $1,339,993 resulting in incremental stock-based compensation expense. Related to the options, the Company recorded $849,564 of stock-based compensation expense recorded in the first quarter of 2021.

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

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$53,309	$29,744	$108,510	$279,971
General and administrative	208,263	84,243	365,942	994,065
	$261,572	$113,987	$474,452	$1,274,036

Stock Option Award Activity

A summary of the Company’s Equity Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2021	523,199	$5.84	8.8
Options granted	478,127	1.89	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at June 30, 2022	1,001,326	$3.95	8.6

Options exercisable at June 30, 2022	545,884	$4.28	8.8

The aggregate intrinsic value of options exercisable as of June 30, 2022 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $0.65 per share. The intrinsic value of options outstanding and exercisable as of June 30, 2022 was zero due to the underlying options exercise price above market value.

As of June 30, 2022, total unrecognized compensation cost related to stock options was approximately $1.3 million and the weighted average period over which this cost is expected to be recognized is 2.6 years.

 Restricted Stock Unit Award Activity

A summary of the Company’s Equity Plan restricted stock unit, or RSU, award activity is as follows:

Number of RSU’s outstanding
Balance at December 31, 2021	-
RSUs granted	47,137
RSUs settled	-
RSUs cancelled	-
Balance at June 30, 2022	47,137

During the three and six months ended June 30, 2022, the Company issued to certain of the Company’s directors 47,137 RSUs as partial compensation for their services for the first quarter of 2022. The Company recognized stock-based compensation expense of approximately $0.1 million during the six months ended June 30, 2022 related to the restricted stock unit awards. There were no RSUs outstanding during 2021 and there is no unrecognized compensation expense related to outstanding RSUs as of June 30, 2022.

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

10. Commitments and Contingencies

Clinical Trials

During 2021, the Company initiated a clinical trial which completed patient enrollment in June 2022; however, had not completed patient treatment by June 30, 2022. Accordingly, the Company anticipates additional research and development expense of $0.5 million to be incurred during the second half of fiscal year 2022 related to this ongoing clinical trial.

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

12. Subsequent Event

In July 2022, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 90,000,000 shares to 250,000,000 shares. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of common stock of the Company at its annual meeting on July 11, 2022.

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

Our lead product candidate DMT310, utilizes our Spongilla technology for a once-weekly treatment of a variety of skin diseases. Our initial focus is the treatment of acne vulgaris. However, due to the multiple mechanisms of action and anti-inflammatory effect seen with DMT310, we have moved into clinical trials of two additional indications, psoriasis and rosacea. In October 2021, we completed a Phase 1b proof of concept, or POC, trial in psoriasis and in November 2021 we initiated a Phase 2 clinical trial of DMT310 for the treatment of rosacea with results expected in the second half of 2022.

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

We have a limited operating history. Since our inception, our operations have focused on developing DMT310 and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $51.9 million of gross proceeds from the sale of our debt and equity securities, including the securities sold in our IPO.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.7 million and $5.5 million for the three and six months ended June 30, 2022, respectively, and as of June 30, 2022, we had an accumulated deficit of $41.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete development of DMT310 for the treatment of acne, including non-clinical studies and Phase 3 clinical trials;

•	prepare and file for regulatory approval of DMT310 for the treatment of moderate-to-severe acne;

•	continue development of DMT310 for the treatment of rosacea, including a Phase 2 clinical trial and Phase 3 clinical trials;

•	continue development of DMT310 for the treatment of psoriasis, including a Phase 2 clinical trial and Phase 3 clinical trials;

•	identify a botulinum toxin partner for DMT410 for the treatment of aesthetic and medical skin conditions;

•	prepare for commercialization of DMT310, if approved, including the hiring of sales and marketing personnel;

•	begin to manufacture our product candidates for Phase 2 and Phase 3 trials and commercial sale;

•	hire additional research and development and selling, general and administrative personnel;

•	maintain, expand, and protect our intellectual property portfolio; and

•	incur additional costs associated with operating as a public company.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Difference
Operating expenses:
Research and development	$1,612,552	$867,197	$745,355
General and administrative	1,118,021	462,772	655,249
Total operating expenses	2,730,573	1,329,969	1,400,604
Losses from operations	(2,730,573)	(1,329,969)	(1,400,604)
Other income and expenses:
Interest expense, net	-	1,823	(1,823)

Net loss	$(2,730,573)	$(1,331,792)	$(1,398,781)

Research and Development Expenses

Research and development expenses increased by $0.7 million from $0.9 million for the three months ended June 30, 2021, compared $1.6 million for the three months ended June 30, 2022. The increase in research and development expense was the result of $0.4 million of increased clinical trial expenses from the ongoing DMT310 rosacea study, an increase of $0.1 million related to non-clinical activities, as well as increased employee and personnel expenses and stock-based compensation of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.7 million from $0.5 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2022. The increase in general and administrative expenses was the result of increased insurance and public company costs of $0.5 million as well as increased employee and personnel and stock-based compensation expenses of $0.2 million.

Six Months Ended June 30, 2022, and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,
	2022	2021	Difference
Operating expenses:
Research and development	$3,208,391	$1,547,785	$1,660,606
General and administrative	2,308,334	2,043,957	264,377
Total operating expenses	5,516,725	3,591,742	1,924,983
Loss from operations	(5,516,725)	(3,591,742)	(1,924,983)
Other income and expenses:
Interest expense, net	-	44,958	(44,958)

Net loss	$(5,516,725)	$(3,636,700)	$(1,880,025)

Research and Development Expenses

Research and development expenses increased by $1.7 million from $1.5 million for the six months ended June 30, 2021, compared to $3.2 million for the six months ended June 30, 2022. The increase in research and development expense was the result of $1.1 million of increased clinical trial expenses from the ongoing DMT310 rosacea study, $0.2 million in increased non-clinical expenses, $0.1 million in increased chemistry, manufacturing, and controls, or CMC, expenses, as well as increased employee and personnel and stock-based compensation expense of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million from $2.0 million for the six months ended June 30, 2021, compared to $2.3 million for the six months ended June 30, 2022. The increase in general and administrative expenses was the result of increased insurance and public company costs of $1.0 million as well as increased employee and personnel expenses of $0.2 million, offset by decreased stock-based compensation expense of $0.6 million and decreased legal costs of $0.3 million.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2022	2021
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(4,447,363)	$(1,679,433)
Financing activities	$4,276,452	$1,576,235
Decrease in cash	$(170,911)	$(103,198)

Operating activities

Cash used in operations of $4.4 million for the six months ended June 30, 2022, was the result of the net loss of $5.5 million, offset by non-cash stock-based compensation of $0.5 million, as well as an increase in accounts payable and accrued and other current liabilities of $0.2 million and a decrease in prepaid expenses and other current assets of $0.4 million.

Cash used in operations of $1.7 million for the six months ended June 30, 2021, was the result of the net loss of $3.6 million and an increase in prepaid expenses and other current assets of $0.6 million, offset by non-cash stock-based compensation of $1.3 million, as well as an increase in accounts payable and accrued and other current liabilities of $1.3 million.

Financing activities

Cash provided by financing activities of $4.3 million for the six months ended June 30, 2022, was the result of the net proceeds received from the issuance of common stock and warrants issued in April 2022 from a private placement of the Company’s securities.

Cash provided by financing activities of $1.6 million for the six months ended June 30, 2021, was the result of proceeds of $1.6 million from the issuance of convertible subordinated promissory notes and proceeds of $0.6 million from the issuance of Series 1d Preferred Units, offset by $0.6 million of principal and final payments on debt.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of June 30, 2022, our cash totaled $10.6 million, and we had an accumulated deficit of $41.5 million. For the six months ended June 30, 2022, and the year ended December 31, 2021, we used cash of $4.4 million and $5.7 million, respectively, in operations. As a result of our initial public offering of common stock and warrants to purchase common stock in August 2021 for net proceeds of $15.4 million, as well as our private placement of common stock and warrants to purchase common stock in April 2022 for net proceeds of $4.3 million, our cash balances are expected to fund operations into the third quarter of 2023. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We believe that our existing cash, along with the proceeds from a private placement of our securities which closed in April 2022 (the “Private Placement”), will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On April 20, 2022, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which we issued to the Purchaser in a private placement, an aggregate of 898,585 shares (“Shares”) of our common stock, pre-funded warrants to purchase up to 2,875,000 shares of our common stock (the “Pre Funded Warrants”) and warrants (the “Common Stock Warrants” and together with the Pre Funded Warrants, the “Warrants”) to purchase up to 3,773,585 shares of our common stock (the “Private Placement”). The purchase price per share of common stock and associated Common Stock Warrant was $1.325 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $1.3249. Each Common Stock Warrant entitles the holder to purchase one share of common stock at an exercise price of $1.325 per share. Each Pre Funded Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share.

The Common Stock Warrants are exercisable for a period of five years commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to us. The Private Placement closed on April 25, 2022. The gross proceeds to us, before deducting placement agent fees and other offering expenses, are approximately $5.0 million.

The shares of common stock, the Warrants and the shares of common stock underlying the Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

On April 20, 2022, in connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) registering for resale the Shares and any shares of our common stock issuable upon exercise of the Warrants within 15 days of the closing of the Private Placement. This resale registration statement was declared effective by the SEC on May 13, 2022.

Pursuant to a placement agent agreement (the “Placement Agent Agreement”), Maxim Group, LLC (the “Placement Agent’) was engaged by us to act as our placement agent for the Private Placement. We paid the Placement Agent a cash fee equal to 7.0% of the gross proceeds received in the Private Placement, in addition to the reimbursement of certain expenses.

The foregoing descriptions of the Purchase Agreement, the Common Stock Warrants, the Pre Funded Warrants, the Registration Rights Agreement and the Placement Agent Agreement do not purport to be complete and are qualified by reference to the full text of such agreements, which are attached to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

(b) On August 12, 2021, our registration statement on Form S-1 (Registration No. 333-256997) and the related registration statement (File No. 333-258772) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 2,571,428 shares of its common stock and accompanying warrants to purchase up to 2,571,428 shares of common stock. Each share of common stock was sold together with one warrant to purchase one share of common stock with an exercise price of $7.00 per share at a combined offering price of $7.00, for gross proceeds of approximately $18.0 million, before deducting expenses. Maxim Group LLC acted as the sole book-running manager for the offering. On August 17, 2021, we closed the sale of the shares of Common Stock and warrants to purchase shares of Common Stock, resulting in net proceeds to us of approximately $15.4 million after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 16, 2021 pursuant to Rule 424(b).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dermata Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on July 11, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2022).

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.1

Form of Securities Purchase Agreement Dated April 20, 2022 between the Registrant and the Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.2

Form of Registration Rights Agreement dated April 20, 2022 between the Registrant and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.3

Form of Placement Agent Agreement dated April 20, 2022 between the Registrant and the Placement Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.4	Amendment No. 3 dated July 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher Nardo. *†

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: August 15, 2022	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

