Form 10-Q
period 2022-09-30
Dermata Therapeutics, Inc.
filed 2022-11-10
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

Commission File Number: 001-40739

DERMATA THERAPEUTICS, INC.
(Exact name of registrant as specified in the charter)

Delaware	86-3218736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

There were 12,102,214 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of November 10, 2022.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Cash and cash equivalents	$8,066,822	$10,798,806
Prepaid expenses and other current assets	908,067	825,134
Total assets	$8,974,889	$11,623,940

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$483,741	$515,245
Accrued and other current liabilities	1,020,581	1,001,591
Total liabilities	1,504,322	1,516,836
Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized and 12,102,214 shares issued and outstanding as of September 30, 2022; and 90,000,000 shares authorized and 8,328,629 shares issued and outstanding as of December 31, 2021, respectively	1,210	833
Additional paid-in capital	51,392,942	46,088,546
Accumulated deficit	(43,923,585)	(35,982,275)
Total stockholders’ equity	7,470,567	10,107,104
Total liabilities and stockholders’ equity	$8,974,889	$11,623,940

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,553,295	$799,779	$4,761,686	$2,347,564
General and administrative	892,777	912,490	3,201,111	2,956,444
Total operating expenses	2,446,072	1,712,269	7,962,797	5,304,008
Loss from operations	(2,446,072)	(1,712,269)	(7,962,797)	(5,304,008)
Other income and expenses:
Interest (income) expense, net	(21,486)	651	(21,486)	45,613
Net loss	$(2,424,586)	$(1,712,920)	$(7,941,311)	$(5,349,621)
Deemed dividend upon the redemption of 5,221,156 shares of Series 1c preferred stock (see Note 6)	$-	$269,038	$-	$269,038
Deemed dividend upon the amendment of terms of the Series 1d convertible preferred stock (see Note 6)	$-	$2,293,199	$-	$2,293,199
Net loss attributable to common stockholders	$(2,424,586)	$(4,275,157)	$(7,941,311)	$(7,911,858)

Net loss per share of common stock, basic and diluted	$(0.20)	$(0.86)	$(0.75)	$(2.69)
Weighted-average basic and diluted common units/shares	12,276,394	4,980,306	10,622,277	2,945,351

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s Equity

Unaudited

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2021	8,328,629	$833	$46,088,546	$(35,982,275)	$10,107,104
Stock-based compensation	-	-	531,566	-	531,566
Net loss	-	-	-	(2,786,151)	(2,786,151)
Balance at March 31, 2022	8,328,629	$833	$46,620,112	$(38,768,426)	$7,852,519
Issuance of common stock and warrants, net of issuance costs	898,585	90	4,276,275	-	4,276,365
Issuance of common stock upon exercise of pre-funded warrants	875,000	87	-	-	87
Issuance of restricted stock unit awards	-	-	55,625	-	55,625
Stock-based compensation	-	-	205,947	-	205,947
Net loss	-	-	-	(2,730,573)	(2,730,573)
Balance at June 30, 2022	10,102,214	$1,010	$51,157,959	$(41,498,999)	$9,659,970
Issuance of common stock upon exercise of pre-funded warrants	2,000,000	200	-	-	200
Issuance of restricted stock unit awards	-	-	55,625	-	55,625
Stock-based compensation	-	-	179,358	-	179,358
Net loss	-	-	-	(2,424,586)	(2,424,586)
Balance at September 30, 2022	12,102,214	$1,210	$51,392,942	$(43,923,585)	$7,470,567

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s Equity (Deficit)

Unaudited

	Class A Common		Class B Common		Series 1 Preferred		Series 1a Preferred		Series 1a Warrants		Series 1b Preferred
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2020	508,777	$10,430	1,767,477	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595
Series 1d Preferred Units issued	-	-	-	-	-	-	-	-	-	-	-	-
Class B Common Units forfeited	-	-	(22,494)	-	-	-	-	-	-	-	-	-
Conversion of Common Units to Common Stock	(508,777)	$(10,430)	(1,744,983)	$(2,342,853)	-	-	-	-	-	-	-	-
Conversion of Preferred Units to Preferred Stock	-	-	-	-	(6,906,244)	$(6,833,877)	(5,018,750)	$(4,380,081)	-	-	(6,500,000)	$(4,119,595)
Conversion of Warrant Units to Preferred Stock Warrants	-	-	-	-	-	-	-	-	(1,419,228)	$(723,431)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
Balance at June 30, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Redemption of Series 1c preferred shares	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Warrants to Common Stock Warrants	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Debt to Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock and warrants, net issuance costs	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s and Member’s Equity (Deficit) Continued

Unaudited

	Series 1c Preferred		Series 1d Preferred		Preferred Stock		Preferred Stock Warrants		Common Stock		Additional
	Units	Amount	Units	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	46,553,188	$6,491,592	-	-	-	-	-	-	-	-	-	$(28,079,798)	$(3,177,939)
Series 1d Preferred Units issued	-	-	6,065,989	$5,034,801	-	-	-	-	-	-	-	-	$5,034,801
Class B Common Units forfeited	-	-	-	-	-	-	-	-	-	-	-	-	$-
Conversion of Common Units to Common Stock	-	-	-	-	-	-	-	-	1,911,009	$191	2,353,092	-	$-
Conversion of Preferred Units to Preferred Stock	(46,553,188)	$(6,491,592)	(6,065,989)	$(5,034,801)	71,044,171	$7,104	-	-	-	-	26,852,842	-	$-
Conversion of Warrant Units to Preferred Stock Warrants	-	-	-	-	-	-	1,419,228	$142	-	-	723,289	-	$-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,160,049	-	$1,160,049
Net loss	-	-	-	-	-	-	-	-	-	-	-	$(2,304,908)	$(2,304,908)
Balance at March 31, 2021	-	$-	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,089,272	$(30,384,706)	$712,003
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	113,987	-	$113,987
Net loss	-	-	-	-	-	-	-	-	-	-	-	$(1,331,792)	$(1,331,792)
Balance at June 30, 2021	-	$-	-	$-	71,044,171	$7,104	1,419,228	$142	1,911,009	$191	31,203,259	$(31,716,498)	$(505,802)
Redemption of Series 1c preferred shares	-	-	-	-	(5,221,156)	$(522)	-	-	-	-	(999,478)	-	$(1,000,000)
Conversion of Preferred Stock to Common Stock	-	-	-	-	(65,823,015)	$(6,582)	-	-	3,813,973	$381	6,200	-	$-
Conversion of Preferred Stock Warrants to Common Stock Warrants	-	-	-	-	-	-	(1,419,228)	$(142)	-	-	142	-	$-
Conversion of Convertible Debt to Common Stock	-	-	-	-	-	-	-	-	32,219	$3	180,430	-	$180,434
Issuance of Common Stock and warrants, net issuance costs	-	-	-	-	-	-	-	-	2,571,428	$257	15,385,932	-	$15,386,189
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	142,655	-	$142,655
Net loss	-	-	-	-	-	-	-	-	-	-	-	$(1,712,920)	$(1,712,920)
Balance at September 30, 2021	-	$-	-	$-	-	$-	-	$-	8,328,629	$833	45,919,140	$(33,429,418)	$12,490,555

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,941,311)	$(5,349,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	709,435	1,416,691
Amortization of debt discount costs	-	14,126
Increase/(decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(82,933)	(1,007,393)
Accounts payable	(31,504)	665,587
Accrued and other current liabilities	337,677	371,127
Net cash used in operating activities:	(7,008,636)	(3,889,483)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	4,276,365	15,386,189
Proceeds from issuances of common stock upon exercises of pre-funded warrants	287	-
Redemption of Series 1c preferred stock	-	(1,000,000)
Payments on debt	-	(556,482)
Net proceeds from issuance of convertible subordinated promissory notes	-	1,562,717
Proceeds from issuance of Series 1d preferred units	-	570,000
Net cash provided by financing activities:	4,276,652	15,962,424
Net increase (decrease) in cash and cash equivalents	(2,731,984)	12,072,941
Cash and cash equivalents at beginning of period	10,798,806	530,400
Cash and cash equivalents at end of period	$8,066,822	$12,603,341

Supplemental disclosures:
Cash paid for interest	$-	$1,420
Cash paid for taxes	$800	$1,400
Non-cash financing activities:
Conversion of common and preferred units and warrants to common and preferred stock and warrants	$-	$29,936,660
Conversion of convertible subordinated promissory notes to Series 1d preferred units	$-	$4,464,801
Deemed dividend upon amendment to the terms of the Series 1d convertible preferred stock	$-	$2,293,199
Conversion of convertible subordinated promissory notes and accrued interest to common shares at IPO	$-	$180,434
Conversion of preferred stock to common stock at IPO	$-	$6,582

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

Initial Public Offering

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which it sold 2,571,428 shares of its common stock together with 2,571,428 warrants to purchase one share of common stock with an exercise price of $7.00 per share, at a combined offering price of $7.00. Additionally, the underwriters exercised their option to purchase an additional 385,714 warrants to purchase common stock with an exercise price of $7.00 per share. The Company received net cash proceeds of approximately $15.4 million from the IPO after deducting underwriters’ discounts and offering expenses of approximately $2.6 million.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of September 30, 2022, cash and cash equivalents totaled $8.1 million and the Company had an accumulated deficit of $43.9 million. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company used cash of $7.0 million and $5.7 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the third quarter of 2023. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in August 2021, approximately $2.6 million of offering costs related to the IPO were reclassified to additional paid-in capital. As of December 31, 2021, the Company had deferred financing costs of $0.06 million and as of September 30, 2022, the Company had no deferred financing costs.

Cash and Cash Equivalents

The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). This cash is held in checking, cash sweep, and money market accounts. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company maintains an insured cash sweep account in which cash from its main operating checking account is invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents. The Company has not experienced any losses in its cash and cash equivalents and believes they are not exposed to significant credit risk.

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash and cash equivalents, accounts payable, accrued expenses and debt approximate their estimated fair values due to the short-term maturities of these financial instruments.

Interest Income

Interest income consists of interest income earned on cash equivalents from interest bearing demand accounts.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the three and nine months ended September 30, 2022, and September 30, 2021, comprehensive loss was equal to the net loss.

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

Basic net loss per unit/share is calculated by dividing net loss attributable to common unitholders or shareholders by the weighted-average number of units or shares outstanding during the period, contingently issuable restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, and pre-funded warrants because their exercise requires only nominal consideration for the delivery of shares (collectively, “basic shares”), without consideration of common unit or share equivalents. Diluted net loss per unit or share is calculated by adjusting basic shares outstanding for the dilutive effect of common unit or share equivalents outstanding for the period. For purposes of the diluted net loss per unit or share calculation, preferred units or shares, profit interests, and warrants to purchase preferred units or shares are considered to be common unit or share equivalents but are excluded from the calculation of diluted net loss per common unit or share if their effect would be anti-dilutive.

As the Company has reported a net loss for the periods presented, diluted net loss per common unit or share is the same as the basic net loss per common unit or share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(2,424,586)	$(1,712,920)	$(7,941,311)	$(5,349,621)
Deemed dividend upon redemption of 5,221,156 shares of Series 1c convertible preferred stock	$-	$269,038	$-	$269,038
Deemed dividend upon amendment of the terms to the Series 1d convertible preferred stock	$-	$2,293,199	$-	$2,293,199

Net loss attributable to common stockholders	$(2,424,586)	$(4,275,157)	$(7,941,311)	$(7,911,858)

Basic and diluted net loss per common unit/share	$(0.20)	$(0.86)	$(0.75)	$(2.69)
Weighted-average basic and diluted common units/shares	12,276,394	4,980,306	10,622,277	2,945,351

The common unit or share equivalents that are not included in the calculation of diluted net loss per common unit or share but could potentially dilute basic earnings per share in the future are as follows:

	As of September 30,
	2022	2021
Common stock options	1,056,326	523,199
Common stock warrants	6,993,813	3,091,657
Total potentially dilutive securities	8,050,139	3,614,856

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	September 30,	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid insurance	$806,661	$769,416
Prepaid research and development costs	52,100	-
Prepaid other	36,413	-
Interest receivable	12,893	-
Deferred offering costs	-	55,718
Total prepaid expenses and other current assets	$908,067	$825,134

Accrued and other current liabilities
Accrued research and development costs	$633,293	$235,384
Accrued compensation and benefits	317,089	766,207
Accrued legal fees	13,801	-
Accrued board compensation	55,625	-
Accrued other	773	-
Total accrued and other current liabilities	$1,020,581	$1,001,591

4. Subordinated Convertible Promissory Notes

In July and October 2020, the Company issued an aggregate of $3,000,000 of subordinated convertible promissory notes (the “Notes”). Notes in the amount of $1,145,000 were issued to existing investors who are also related parties (See Note 11 - Related Parties), $1,730,000 were issued to existing investors who are not related parties and notes in the amount of $125,000 were issued to new investors. The Notes bore interest at 4% per annum and were to mature on July 17, 2021. The Notes were subordinated to the Company’s long-term debt and were convertible into a qualified Series A financing of at least $10 million at a 20% discount to the lowest price per unit paid by investors for that financing. Under authoritative accounting guidance, this contingent beneficial conversion feature was to be measured and recognized when the contingency is resolved. The Notes were recorded upon issuance net of debt discount costs of $28,301. The Company recognized $14,126 of amortized debt discount costs during the nine months ended September 30, 2021.

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

As of December 31, 2021, and September 30, 2022, the Company had no promissory notes outstanding.

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

In January and February 2021, the Company paid the final principal payments of $231,482 under the SVB Loan and Security Agreement. The Company also paid the final payment fee of $225,000 in February 2021 and the amendment fee of $100,000 in March 2021. For the nine months ended September 30, 2021, the Company paid a total of $556,482 to SVB as final payments for its long-term debt.

As of December 31, 2021, and September 30, 2022, the Company had no long-term debt outstanding.

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

On April 25, 2022, the Company closed a private placement (“PIPE”), in which it sold 898,585 shares of its common stock together with 2,875,000 pre-funded warrants to purchase one share of common stock with an exercise price of $0.0001 per share (“Pre-funded Warrant”), and 3,773,585 warrants to purchase one share of common stock with an exercise price of $1.325 per share (“PIPE Common Warrant”) at a combined offering price of $1.325. The Company received net cash proceeds of approximately $4.3 million from the PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The PIPE Common Warrant related to this private placement will expire on May 12, 2027. During the quarter ended June 30, 2022, 875,000 of the Pre-funded Warrants were exercised. Further, during the quarter ended September 30, 2022, 2,000,000 of the Pre-funded Warrants were exercised. No Pre-Funded Warrants were outstanding as of September 30, 2022.

The Company’s total common stock issued and outstanding was 12,102,214 and 8,328,629 shares as of September 30, 2022, and December 31, 2021, respectively.

Series 1 Preferred Units

From the Company’s formation on December 8, 2014 through 2016, the Company issued 6,906,244 Series 1 Preferred Units for net consideration of $6,833,877. The Company’s Series 1 Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1 Preferred Units were outstanding as of December 31, 2021 and September 30, 2022.

Series 1a Preferred Units

In 2016, the Company issued 5,000,000 Series 1a Preferred Units in exchange for cash of $5,000,000 and net of issuance costs of $19,868. Purchasers of the Series 1a Preferred Units also received 1,250,000 Warrant Units to purchase an additional amount of Series 1a Preferred Units. The estimated fair value of the warrant units was recorded as a separate component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1a proceeds. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020. The Company’s Series 1a Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1a Preferred Units were outstanding as of December 31, 2021 and September 30, 2022.

Series 1b Preferred Units

In 2018, the Company issued 6,500,000 Series 1b Preferred Units in exchange for cash of $6,500,000 and net of issuance costs of $40,405. Purchasers of the Series 1b Preferred Units also received 1,268,279 Class B Common Units. The estimated fair value of the Class B Common units has been recorded as a component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020 with an offset to the Series 1b proceeds. The Company’s Series 1b Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1b Preferred Units were outstanding as of December 31, 2021 and September 30, 2022.

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

The Company’s Series 1c Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1c Preferred Units were outstanding as of December 31, 2021 and September 30, 2022.

Series 1d Preferred Units

In March 2021, the Company issued 686,742 Series 1d Preferred Units at a cost of $0.83 per unit for total proceeds of $570,000. In addition, as described in Note 4 – Subordinated Convertible Promissory Notes, as of March 15, 2021, $4,391,000 of convertible promissory notes, along with related interest of $73,801, were converted into 5,379,247 Series 1d Preferred Units. The outstanding Series 1d Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1d Preferred Units were outstanding as of December 31, 2021 and September 30, 2022.

Class A Common Units

During 2014 and 2015, the Company issued 508,777 Class A Common Units in exchange for consideration of $10,430. The Class A Common Units outstanding converted to common stock during the first quarter of 2021. No Class A Common Units were outstanding as of December 31, 2021 and September 30, 2022.

Class B Common Units

The Company had 1,767,477 Class B Common Units outstanding as of December 31, 2020. This includes 133,953 Class B Common Units issued for consideration of $2,853 and 1,268,279 Class B Common Units issued in connection with the issuance of the Series 1b Preferred Units, which were assigned an estimated fair value of $2,340,000. The remaining 365,245 Class B Common Units were issued as a profits interest as that term is defined by Revenue Procedure 93-27, 1993-2 C.B. 343, as clarified by Revenue Procedure 2001-43, 2001-2 C.B. 191, with participation thresholds from $0.001 to $0.36. During the first quarter 2020, the Company issued 2,439 Class B Common Units, all of which represented a profits interest. During the first quarter of 2021, 22,494 Class B Common Units were forfeited as a result of employee resignations. The remaining Class B Common Units outstanding converted to common stock during the first quarter of 2021. No Class B Common Units were outstanding as of December 31, 2021 and September 30, 2022.

Liquidation Preference

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to liquidation preferences contained herein. So long as there were no Series A Preferred Units outstanding at the time of a liquidity event, any liquidity event proceeds would have been distributed as follows: First, the Series 1d Preferred Units had a two times preference in liquidation over the Series 1c Preferred Units and then participated with the Series 1c, 1b and 1a Preferred Units once the Series 1c Preferred Unit preferences had been satisfied. Second, proceeds to Series 1c Preferred Unit holders sufficient to cover two times their Series 1c investment; third, proceeds to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders sufficient to cover interest at the rate of 8% per annum on the Series 1 Preferred Units, the Series 1a Preferred Units, the Series 1b Preferred Units, the Series 1c Preferred Units, and Series 1d Preferred Units; fourth, proceeds to the Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover the unit value of Series 1 Preferred Units, Series 1a Preferred Units, Series 1b Preferred Units, Series 1c Preferred Units, and Series 1d Preferred Units; fifth, to Class A and Class B Common holders proceeds sufficient to cover their pro-rata portion of distributions made to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders, provided that no Class B Common Units would share in any distribution until after the point at which the amount per Class A Common Unit exceeds the amount of such Class B Common Unit’s Participation Threshold; and sixth, a pro-rata distribution of the remaining proceeds to all equity holders. Upon the issuance of Series A Preferred Units, each Series 1 Preferred Unit, each Series 1a Preferred Unit, each Series 1b Preferred Unit, each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically converted into the number of Series A Preferred Units equal to the sum of the unit value of the Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units plus all accumulated preferred return as of the conversion date that would have been due with respect to such Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units in the case of a liquidity event. As of December 31, 2021 and September 30, 2022, no Series A Preferred Units had been issued, and no preferred stock remained outstanding.

Conversion Rights

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to conversion rights contained herein. Upon the first issuance by the Company of any Series A Preferred Units, each Series 1 Preferred Unit and each Series 1a Preferred Unit and each Series 1b Preferred Unit and each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically been converted into the number of Series A Preferred Units equal to the sum of the Unit Value with respect to such Series 1 Preferred Unit or Series 1a Preferred Unit or Series 1b Preferred Unit or Series 1c Preferred Unit or Series 1d Preferred Unit as of the conversion date divided by the product of 0.80 multiplied by the Unit Value of the Series 1 Preferred Units or Series 1a Preferred Units or Series 1b Preferred Units or Series 1c Preferred Units or Series 1d Preferred Unit issued on the conversion date. The Series A Preferred Units issued to the Series 1 Preferred Members and Series 1a Preferred Members and Series 1b Preferred Members and Series 1c Preferred Members and Series 1d Preferred Members upon conversion of such Series 1 Preferred Units and Series 1a Preferred Units and such Series 1b Preferred Units and Series 1c Preferred Units and Series 1d Preferred Units would have had the same rights, privileges and preferences as the other Series A Preferred Units issued by the Company on the conversion date. The Company considered the classification of the Preferred Units and concluded that they were appropriately included as a component of equity since each class of Preferred Units participates in the same form of consideration received upon a change in control. As of December 31, 2021 and September 30, 2022, no preferred units or stock remained outstanding.

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

On July 12, 2021, the Company’s board of directors amended its Certificate of Incorporation to further adjust the conversion price and certain conversion mechanics of the Company’s issued and outstanding Series 1d Preferred Stock. The two amendments to the Series 1d Preferred Stock conversion terms were combined for purposes of accounting for the amendments. In order to determine if these amendments resulted in a modification or extinguishment of the Series 1d Preferred Stock, pursuant to the related authoritative guidance, the Company engaged an independent third-party valuation firm to assist with determining the fair value of the Series 1d Preferred Stock immediately before the change in conversion terms, as well as immediately after the change in conversion terms. This resulted in a substantive increase in fair value, and as such, the Company determined the amendments resulted in extinguishment accounting. Accordingly, the Company applied ASC 260, Earnings per Share, and ASC 470, Debt, by analogy to determine the appropriate measurement and presentation. The Company compared the fair value of the Series 1d Preferred Stock, as amended, to its carrying value and recorded the resulting difference of approximately $2.3 million as a deemed dividend for the Series 1d preferred shareholders. The Company recorded the deemed dividend to additional paid-in capital during the quarter ended September 30, 2021. Because the Company is in an accumulated deficit position, the deemed dividend increased the net loss attributable to the common shareholders for the three and nine months ended September 30, 2021.

On July 30, 2021, the Company entered into a Second Amendment to the License and Settlement Agreement (or, the Second License Amendment), whereby, for the settlement of certain disputes arising under the License Agreement, the Company agreed to exchange the shares of Series 1c Preferred Stock owned by Villani, Inc. (“Villani”) for an increase of milestone payments and royalty rates due to Villani under the License Agreement. On July 30, 2021, Villani surrendered 5,221,156 shares of Series 1c Preferred Stock to the Company and on August 17, 2021, the Company paid to Villani $1.0 million upon the close of the Company’s initial public offering for the redemption of the Series 1c shares. The Company determined that the deemed dividend to Villani for the Series 1c preferred share redemption was the difference between the $1.0 million paid for the shares and the carrying value of the shares of $730,962, resulting in a deemed dividend of $269,038. This deemed dividend of $269,038 was recorded to additional paid-in capital during the quarter ended September 30, 2021. Because the Company is in an accumulated deficit position, the deemed dividend increased the net loss attributable to common shareholders for the three and nine months ended September 30, 2021.

On August 14, 2021, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized to 90,000,000.

On July 11, 2022, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 90,000,000 shares to 250,000,000 shares. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of common stock of the Company at its annual meeting on July 11, 2022.

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

As of September 30, 2022, the Company had 2,957,142 warrants outstanding resulting from the IPO with an exercise price of $7.00 and which expire August 17, 2026. As of September 30, 2022, the outstanding warrants are exercisable into 2,957,142 shares of common stock whose fair value was $0.52 per share, based on the closing trading price on that day.

Underwriter IPO Warrants

Upon the closing of the Company's IPO in August 2021, the Company issued to the underwriters warrants to purchase 128,571 of shares of common stock at an exercise price equal to 115% of the public offering price, or $8.05 per share, exercisable for a period of five years, or until August 2026. As of September 30, 2022, the Company had 128,571 warrants outstanding resulting from the underwriter IPO warrants with an exercise price of $8.05 and which expire August 17, 2026. As of September 30, 2022, the outstanding warrants are exercisable for 128,571 shares of common stock whose fair value was $0.52 per share, based on the closing trading price on that day.

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

As of September 30, 2022, the Company had 65,303 common warrants outstanding related to the prior Class B Common Units with an exercise price of $5.74 and which expire December 31, 2024. As of September 30, 2022, the outstanding warrants are exercisable into 65,303 shares of common stock whose fair value was $0.52 per share, based on the closing trading price on that day.

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

As of September 30, 2022, the Company had 69,212 common warrants outstanding related to the prior Series 1a preferred warrants with an exercise price of $20.50 and which expire November 15, 2026. As of September 30, 2022, the outstanding warrants are exercisable into 69,212 shares of common stock whose fair value was $0.52 per share, based on the closing trading price on that day.

Common and Pre-Funded Warrants issued with PIPE

In April 2022, the Company completed the PIPE, in which it sold 898,585 shares of its common stock together with 2,875,000 Pre-funded Warrants to purchase one share of common stock with an exercise price of $0.0001 per share, and 3,773,585 PIPE Common Warrants to purchase one share of common stock with an exercise price of $1.325 per share, at a combined offering price of $1.325. Each PIPE Common Warrant is immediately exercisable at the option of the holder and expires May 13, 2027.

During the quarter ended June 30, 2022, 875,000 of the Pre-funded Warrants were exercised. During the quarter ended September 30, 2022, the remaining 2,000,000 Pre-funded Warrants were exercised. No additional Pre-funded Warrants are outstanding as of September 30, 2022.

As of September 30, 2022, the Company had 3,773,585 PIPE Common Warrants outstanding with an exercise price of $1.325 and which expire May 13, 2027. As of September 30, 2022, the outstanding PIPE Common Warrants are exercisable into 3,773,585 shares of common stock whose fair value was $0.52 per share, based on the closing trading price on that day.

7. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the Company may grant options to purchase common stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of common stock to employees, directors, and consultants of the Company. Effective January 1, 2022, an evergreen provision contained in the Company’s 2021 Plan increased the total number of shares of common shares issuable under the 2021 Plan in an amount equal to one percent of the Company’s common shares outstanding as of December 31, 2021. This evergreen provision resulted in an additional 83,286 common shares issuable pursuant to the 2021 Plan, increasing the total authorized shares available for issuance under the 2021 Plan to 1,731,499 as of January 1, 2022. Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s board and consultants.

As of September 30, 2022, there remain an additional 547,447 shares reserved for issuance under the 2021 Plan.

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

22

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant date fair value	$0.45	$4.54	$1.46	$4.87
Risk-free rate	2.9%	0.98%	1.5%	0.92%
Dividend yield	0.00%	0.00%	0.0%	0.00%
Expected life in years	6.1	5.8	5.4	5.7
Expected volatility	132%	125%	123%	122%

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

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$54,907	$30,075	$163,417	$310,046
General and administrative	180,076	112,580	546,018	1,106,645
	$234,983	$142,655	$709,435	$1,416,691

Stock Option Award Activity

A summary of the Company’s Equity Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2021	523,199	$5.84	8.8
Options granted	533,127	1.75	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at September 30, 2022	1,056,326	$3.77	8.5

Options exercisable at September 30, 2022	586,100	$4.32	8.6

The aggregate intrinsic value of options exercisable as of September 30, 2022 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $0.52 per share. The intrinsic value of options outstanding and exercisable as of September 30, 2022 was $385.

As of September 30, 2022, total unrecognized compensation cost related to stock options was approximately $1.1 million and the weighted average period over which this cost is expected to be recognized is 2.5 years.

 Restricted Stock Unit Award Activity

A summary of the Company’s Equity Plan restricted stock unit, or RSU, award activity is as follows:

Number of RSU’s outstanding
Balance at December 31, 2021	-
RSUs granted	127,726
RSUs settled	-
RSUs cancelled	-
Balance at September 30, 2022	127,726

During the three and nine months ended September 30, 2022, the Company issued to certain of the Company’s directors 80,589 and 127,726 RSUs, respectively, as partial compensation for their services during 2022. The Company recognized stock-based compensation expense of approximately $0.1 million during the three and nine months ended September 30, 2022 related to the restricted stock unit awards. There were no RSUs outstanding during 2021 and there is no unrecognized compensation expense related to outstanding RSUs as of September 30, 2022.

8. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions into the savings plan.

9. License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. In partial consideration of the License, the Company forgave its previous outstanding loan to Villani in the amount of $400,000.

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

On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). In consideration of the Second Amendment, Villani exchanged the 5,221,156 Series 1c Preferred Shares issued to Villani in 2019 for an increase in milestone payments and royalty rates payable pursuant to the License Agreement and the Company paid Villani $1 million after the close of the IPO. Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties. See Note 6 – Equity Securities for additional information regarding the Company’s redemption of the Series 1c Preferred Shares from Villani.

10. Commitments and Contingencies

Clinical Trials

During 2021, the Company initiated a clinical trial which completed patient enrollment in June 2022; however, the Company had not completed data analysis for the clinical trial by September 30, 2022. Accordingly, the Company anticipates additional research and development expense of $0.1 to $0.2 million to be incurred during the fourth quarter of fiscal year 2022 related to this ongoing clinical trial.

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

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has received two shipments of raw material from its supplier during fiscal year 2022 containing additional quantities of Spongilla raw material which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in DMT310 and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

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

Overview

We are a clinical-stage medical dermatology company focused on identifying, developing, and commercializing innovative pharmaceutical product candidates for the treatment of medical and aesthetic skin conditions and diseases we believe represent significant market opportunities.

Dermatological diseases such as acne vulgaris (or acne), psoriasis vulgaris (or psoriasis), papulopustular acne rosacea (or rosacea), hyperhidrosis and various aesthetic skin quality issues, affect millions of people worldwide each year, and may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for each of these indications on the market, we believe that  current therapies come with significant drawbacks, including underwhelming efficacy, cumbersome application regimens, and significant tolerability issues, all of which we believe may lead to poor patient compliance. A majority of these indications are first treated with topical products; however, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction. This is primarily due to slow and modest response rates, the early onset of negative side effects, onerous application schedules, and long duration of therapy. Given the limitations with current topical therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for topical products that satisfy their dermatological and lifestyle needs.

Our two product candidates, DMT310 and DMT410, both incorporate our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions and satisfy the unmet need of patients. Our Spongilla technology is derived from a naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a powder that is then mixed with a fluidizing agent immediately prior to application, to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these environmental conditions, the proprietary harvesting protocols developed with our exclusive supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical components as well as the chemical components of the sponge to create a product candidate with multiple mechanisms of action for the treatment of inflammatory skin conditions and aesthetic applications.

We believe our Spongilla technology platform will enable us to develop and formulate singular and combination products that are able to target the topical delivery of chemical compounds into the dermis for a variety of dermatology indications. We believe the combination of Spongilla’s mechanical and chemical components (which we believe have demonstrated, in-vitro, anti-microbial and anti-inflammatory properties), add to the versatility of our Spongilla technology platform’s effectiveness as a singular product, in the treatment of a wide variety of medical skin diseases like acne, rosacea, and psoriasis. We also believe the mechanical properties of our Spongilla technology allows for the intradermal delivery of a variety of large molecules, like botulinum toxin, monoclonal antibodies, or dermal filler, to target treatment sites, through topical application.

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have shown DMT310’s ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with statistically significant results at all time points for all three primary endpoints (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in Investigator Global Assessment). Based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we moved DMT310 into clinical trials for two additional indications: psoriasis and rosacea. In October 2021, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation. In June 2022, we completed enrollment of a Phase 2 clinical trial of DMT310 for the treatment of rosacea with results expected in December 2022.

DMT310 consists of two grams of powder processed from a naturally grown freshwater sponge, Spongilla lacustris. The patient mixes the powder with a fluidizing agent (hydrogen peroxide) immediately prior to application by the patient to form an easy-to-apply paste. The paste is left on the skin for approximately ten to fifteen minutes, after which time it is washed off with water. Due to the unique combination of DMT310’s mechanical components and chemical components, and based on our Phase 2 acne data, we believe patients will only need to apply DMT310 once weekly to produce a desired treatment effect. The mechanical components of the Spongilla powder consist of many microscopic siliceous, needle-like spicules that, when massaged into the skin, penetrate the stratum corneum (the skin’s outermost protective layer) and create microchannels into the dermis where pro-inflammatory cytokines and bacteria reside. We believe that the penetration of the spicules leads to the opening of microchannels, which allow oxygen to enter pilosebaceous glands, helping to kill C. acnes, which grow in an anaerobic (without oxygen) environment (C. acnes is the bacteria that cause inflammatory lesions in acne patients). The spicules also cause turnover of the top layer of dead skin, thereby increasing collagen production. We believe the newly created microchannels provide a conduit for DMT310’s naturally occurring chemical compounds to be delivered to the dermis and pilosebaceous glands, helping to kill the C. acnes. In addition to these anti-microbial compounds, DMT310 also appears to have anti-inflammatory chemical compounds, as demonstrated in in vitro experiments, that inhibit inflammation through the reduction of C.acnes stimulated IL-8 production and by inhibiting IL-17A and IL-17F expression in human cell lines. Also, during in vitro studies of DMT310’s organic compounds, we observed the inhibition of the lipogenesis of sebocytes, which may translate to a reduction in sebum (an oily and waxy substance produced by the human body’s sebaceous glands) production and the oiliness of the skin in patients, which was observed by a number of clinical investigators in our Phase 2 acne studies. We believe the combination of these biological and mechanical effects of the spicules could be important factors in treating multiple inflammatory skin diseases, as seen in our clinical trials.

Our second product candidate utilizing our Spongilla technology is DMT410, our combination treatment. DMT410 is intended to consist of one treatment of our proprietary sponge powder followed by one topical application of botulinum toxin for delivery into the dermis. Currently, botulinum toxin is only approved to be delivered to the dermis by intradermal injections, which can be painful for the patient and time-consuming for the physician. However, we believe DMT410’s ability to topically deliver botulinum toxin into the dermis could have similar levels of efficacy to existing delivery techniques, with fewer tolerability issues, and a quicker application time, possibly replacing the need for intradermal injections. We first tested DMT410 in a Phase 1 POC trial of axillary hyperhidrosis patients, which saw 80% of patients achieve a reduction in gravimetric sweat production greater than 50% four weeks after a single treatment. With almost 40% of the hyperhidrosis market currently being treated with intradermal injections of botulinum toxin, we believe there is significant opportunity for DMT410. Based on DMT410’s ability to effectively deliver botulinum toxin to the dermis as observed in the Phase 1 axillary hyperhidrosis trial, we also conducted a Phase 1 POC trial of DMT410 for the treatment of multiple aesthetic skin conditions, including reduction of pore size, sebum production, and fine lines, among others. In November 2021, we announced top-line results from this trial, where we saw promising data that we believe warrants further investigation of DMT410. We are currently in the process of discussing partnering opportunities with botulinum toxin companies to move the DMT410 program into Phase 2 studies.

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

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.4 million and $7.9 million for the three and nine months ended September 30, 2022, respectively, and as of September 30, 2022, we had an accumulated deficit of $43.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

COVID-19 Update

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, we have managed delays and disruptions without significant impact in planned and ongoing preclinical trials, manufacturing, or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, CROs, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product, including Spongilla.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including having our employees to work remotely and suspending all non-essential travel worldwide for our employees. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or FDA.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Difference
Operating expenses:
Research and development	$1,553,295	$799,779	$753,516
General and administrative	892,777	912,490	(19,713)
Total operating expenses	2,446,072	1,712,269	733,803
Losses from operations	(2,446,072)	(1,712,269)	(733,803)
Other income and expenses:
Interest (income) expense, net	(21,486)	651	(22,137)

Net loss	$(2,424,586)	$(1,712,920)	$(711,666)

Research and Development Expenses

Research and development expenses increased by $0.8 million from $0.8 million for the three months ended September 30, 2021, compared $1.6 million for the three months ended September 30, 2022. The increase in research and development expense was the result of $0.3 million of increased clinical trial expenses from the ongoing DMT310 rosacea study, an increase of $0.3 million related to non-clinical activities, and increased chemistry, manufacturing, and controls, or CMC, expenses, of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended September 30, 2022 and September 30, 2021. Increases in insurance and public company costs were offset by decreases in legal costs for the three months ended September 30, 2022.

Other income and expenses

The Company opened a cash sweep account during the third quarter of 2022 and has begun earning interest income via overnight deposits totaling $21,486, net, for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022, and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022, and 2021:

	Nine Months Ended September 30,
	2022	2021	Difference
Operating expenses:
Research and development	$4,761,686	$2,347,564	$2,414,122
General and administrative	3,201,111	2,956,444	244,667
Total operating expenses	7,962,797	5,304,008	2,658,789
Loss from operations	(7,962,797)	(5,304,008)	(2,658,789)
Other income and expenses:
Interest (income) expense, net	(21,486)	45,613	(67,099)

Net loss	$(7,941,311)	$(5,349,621)	$(2,591,690)

Research and Development Expenses

Research and development expenses increased by $2.4 million from $2.3 million for the nine months ended September 30, 2021, compared to $4.8 million for the nine months ended September 30, 2022. The increase in research and development expense was the result of $1.4 million of increased clinical trial expenses from the ongoing DMT310 rosacea study, $0.5 million in increased non-clinical expenses, $0.2 million in increased CMC expenses, as well as increased employee and personnel expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million from $3.0 million for the nine months ended September 30, 2021, compared to $3.2 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was the result of increased insurance and public company costs of $0.9 million, offset by decreased legal costs of $0.1 million and $0.6 million of decreased stock-based compensation expense.

Other income and expenses

Other income and expenses changed by $67,099 from $45,613 representing interest expense, net, for the nine months ended September 30, 2021 compared to interest income, net, of $21,486 for the nine months ended September 30, 2022. The Company opened a cash sweep account during the third quarter of 2022 and has begun earning interest income via overnight deposits. The prior year interest expense related to the amortization of debt discount and interest expense for previously outstanding debt. As of December 31, 2021, the Company no longer had any debt outstanding.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2022	2021
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(7,008,636)	$(3,889,483)
Financing activities	$4,276,652	$15,962,424
Increase (decrease) in cash and cash equivalents	$(2,731,984)	$12,072,941

Operating activities

Cash used in operations of $7.0 million for the nine months ended September 30, 2022, was the result of the net loss of $7.9 million and an increase in prepaid expenses and other current assets of $0.1 million, offset by non-cash stock-based compensation of $0.7 million and an increase in accrued and other current liabilities of $0.3 million.

Cash used in operations of $3.9 million for the nine months ended September 30, 2021 was the result of the net loss of $5.3 million and an increase in prepaid expenses and other current assets of $1.0 million, offset by non-cash stock-based compensation of $1.4 million and an increase in accounts payable and accrued and other current liabilities of $1.0 million.

Financing activities

Cash provided by financing activities of $4.3 million for the nine months ended September 30, 2022, was the result of the net proceeds received from the issuance of common stock and warrants issued in April 2022 from a private placement of the Company’s securities.

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

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of September 30, 2022, our cash and cash equivalents totaled $8.1 million, and we had an accumulated deficit of $43.9 million. For the nine months ended September 30, 2022, and the year ended December 31, 2021, we used cash of $7.0 million and $5.7 million, respectively, in operations. As a result of our initial public offering of common stock and warrants to purchase common stock in August 2021 for net proceeds of $15.4 million, as well as our private placement of common stock and warrants to purchase common stock in April 2022 for net proceeds of $4.3 million, our cash balances are expected to fund operations into the third quarter of 2023. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents, along with the proceeds from a private placement of our securities which closed in April 2022 (the “Private Placement”), will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Amendment to Amended and Restated Bylaws, dated September 21, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2022).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

