Form 10-K
period 2022-12-31
Dermata Therapeutics, Inc.
filed 2023-02-21
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40739

DERMATA THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3218736
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3525 Del Mar Heights Rd., #322, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

858-800-2543

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	DRMA	The Nasdaq Capital Market
Warrants, exercisable for one share of Common Stock	DRMAW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2022, was approximately $4.0 million.

As of February 17, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 12,321,848.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Dermatological diseases such as acne vulgaris (or acne), psoriasis vulgaris (or psoriasis), hyperhidrosis, and various aesthetic indications, affect millions of people worldwide each year which may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for these indications on the market, we believe that most have significant drawbacks, including underwhelming efficacy, cumbersome application regimens and varying negative side effects, all of which we believe lead to decreased patient compliance. A majority of these indications are first treated with topical therapy, however, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction. This is primarily due to slow and modest response rates, early onset of negative side effects, daily application schedules and long duration of therapy. Given the limitations with current topical therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for topical products that satisfy their dermatological and lifestyle needs.

Our two product candidates, DMT310 and DMT410, both incorporate our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions. Our Spongilla technology is derived from a naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a powder that is mixed with a fluidizing agent immediately prior to application to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these environmental conditions, the proprietary harvesting protocols developed with our exclusive supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical components as well as the chemical components of the sponge to create a product candidate with multiple mechanisms of action for the treatment of inflammatory skin conditions and aesthetic applications.

We believe our Spongilla technology platform will enable us to develop and formulate singular and combination products that are able to target the topical delivery of chemical compounds into the dermis for a variety of dermatology indications. We believe the combination of Spongilla’s mechanical and chemical components (which we believe have demonstrated, in-vitro, anti-microbial and anti-inflammatory properties), add to the versatility of our Spongilla technology platform’s effectiveness as a singular product, in the treatment of a wide variety of medical skin diseases like acne and psoriasis. We also believe the mechanical properties of our Spongilla technology allows for the intradermal delivery of a variety of large molecules, like botulinum toxins, monoclonal antibodies, or dermal fillers, to target treatment sites, through topical application without the need for needles.

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have shown DMT310’s ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in Investigator Global Assessment). Based on this Phase 2b data we are currently preparing for an end of phase 2 meeting with the FDA to finalize requirements prior to initiating a phase 3 program in the second half of 2023. In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

DMT310 consists of two grams of powder processed from the naturally grown freshwater sponge, Spongilla lacustris. The patient mixes the powder with a fluidizing agent (hydrogen peroxide) immediately prior to application by the patient to form an easy-to-apply paste. The paste is applied similar to a mud mask and is left on the skin for approximately ten to fifteen minutes, after which time it is washed off with water. Due to the unique combination of DMT310’s mechanical components and chemical components, and based on our Phase 2 acne data, we believe patients will only need to apply DMT310 once-weekly to produce a desired treatment effect. The mechanical components of the Spongilla powder consist of many microscopic siliceous, needle-like spicules that, when massaged into the skin, penetrate the stratum corneum (the skin’s outermost protective layer) and create microchannels into the dermis where pro-inflammatory cytokines and bacteria reside. We believe that the penetration of the spicules also leads to the opening of microchannels, which allow oxygen to enter pilosebaceous glands, helping to kill C. acnes, which grow in an anaerobic (without oxygen) environment (C. acnes is the bacteria that cause inflammatory lesions in acne patients). The spicules also cause rejuvenation of the top layer of dead skin, thereby increasing collagen production. Additionally, we believe the newly created microchannels provide a conduit for DMT310’s naturally occurring chemical compounds to be delivered to the dermis and pilosebaceous glands, helping to kill the C. acnes and fight inflammation. In addition to these anti-microbial compounds, DMT310 also appears to have anti-inflammatory chemical compounds, as demonstrated in in vitro experiments, that inhibit inflammation through the reduction of C.acnes stimulated IL-8 production and by inhibiting IL-17A and IL-17F expression in human cell lines. Also, during in vitro studies of DMT310’s organic compounds, we observed the inhibition of the lipogenesis of sebocytes, which may translate to a reduction in sebum (an oily and waxy substance produced by the human body’s sebaceous glands) production and the oiliness of the skin in patients, which was observed by a number of clinical investigators in our Phase 2 acne studies. We believe the combination of these biological and mechanical effects could be important factors in treating multiple inflammatory skin diseases, as seen in our clinical trials.

Our second product candidate utilizing our Spongilla technology is DMT410, our combination treatment. DMT410 is intended to consist of one treatment of our proprietary sponge powder followed by one topical application of botulinum toxin for delivery into the dermis. Currently, botulinum toxin is only approved to be delivered to the dermis by intradermal injections, which can be painful for the patient and time-consuming for the physician. However, we believe DMT410’s ability to topically deliver botulinum toxin into the dermis could have similar levels of efficacy to existing delivery techniques, with fewer tolerability issues, and a quicker application time, possibly replacing the need for intradermal injections. We first tested DMT410 in a Phase 1 POC trial of axillary hyperhidrosis patients, which saw 80% of patients achieve a reduction in gravimetric sweat production greater than 50% four weeks after a single treatment. With almost 40% of the hyperhidrosis market currently being treated with intradermal injections of botulinum toxin, we believe there could be significant opportunity for DMT410 to break into this market and replace intradermal injections of botulinum toxin. Based on DMT410’s ability to effectively deliver botulinum toxin to the dermis as observed in the Phase 1 axillary hyperhidrosis trial, we also conducted a Phase 1 POC trial of DMT410 for the treatment of multiple aesthetic skin conditions, including reduction of pore size, sebum production, and fine lines, among others. In November 2021, we announced top-line results from this trial, where we saw promising data that we believe warrants further investigation of DMT410. We are currently in the process of discussing partnering opportunities with botulinum toxin companies to move the DMT410 program into Phase 2 studies.

Application of DMT310

Image 1: The Spongilla is processed into a fine powder and packaged into 2g pouches with a 6mL bottle of 3% H2O2 (hydrogen peroxide). Once per week, patients mix the powder with hydrogen peroxide, and massage the mixture onto their skin; after 10-15 minutes the product is easily removed with water.

We believe that the current medical and aesthetic dermatology landscape lacks innovative treatment options, mainly seeing the introduction of reformulations or combinations of old molecules. We believe this lack of innovation provides an ideal opportunity for us to change how patients treat their skin conditions. With our anticipated once weekly treatment schedule and product candidate derived from a natural source, we believe we can become a leader in the space that may improve patient compliance with minimal side effects and a rapid time to treatment effect, as seen in our multiple clinical trials in acne, psoriasis, hyperhidrosis and aesthetic conditions. If we can successfully develop our product candidates, receive FDA approval, develop a concentrated prescribing base of dermatologists, and utilize our management’s prior experience, we believe we have the ability to build a commercial organization to develop and commercialize treatment options in our core areas of focus within the dermatology space.

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

DMT310

Moderate-to-Severe Acne. In June 2020, we completed a randomized, double-blind, multicenter, placebo-controlled Phase 2b clinical trial of DMT310 for the once weekly treatment of moderate-to-severe acne. DMT310 showed statistically significant improvement versus placebo for all three endpoints (inflammatory lesion counts, non-inflammatory lesion counts, and the Investigators Global Assessment), after only four topical treatments and continued to statistically separate from placebo until the end of study at week 12. We plan on using these same endpoints in our Phase 3 program of DMT310 for the treatment of moderate-to-severe acne to support the filing of our NDA for DMT310 for the treatment of moderate-to-severe acne vulgaris. We believe these results from once weekly applications may favorably position DMT310 as a first-in-class product in the market for the treatment of moderate-to-severe acne. We intend to initiate the Phase 3 program in 2023 after holding our end of phase 2 meeting with the FDA in the first half of 2023.

Mild-to-Moderate Psoriasis. In October 2021, we completed a Phase 1b POC trial of DMT310 for the once weekly treatment of mild-to-moderate psoriasis. Plaque psoriasis is a chronic, inflammatory skin disease that comprises approximately 80% of the psoriasis market as of 2019, according to Fortune Business Insights Market Research Report, a majority of patients have mild-to-moderate disease which makes them less likely to receive an approved biologic treatment, that are only indicated for patients with moderate to severe disease, as a first line therapy. Due to the large population of patients who suffer from mild-to-moderate psoriasis, and lack of effective topical therapies for more mild disease, we believe there is a large unmet need for an effective topical product with limited side effects. Based on the data in our Phase 1b POC trial, the in-vitro data of DMT310’s reduction of IL-17A and IL-17F, and the anti-inflammatory effects we observed in its Phase 2b trial for acne, we believe DMT310 may be used as a first-line therapy for patients suffering from mild-to-moderate psoriasis who are not candidates for biologic treatments. In October 2021, we announced top-line results from our Phase 1b POC trial of DMT310 for the treatment of 30 mild-to-moderate patients with psoriatic lesions covering between 2% to 30% of their body surface area. Patients were treated with DMT310 once a week for 12 weeks. Based on the efficacy, safety and tolerability profile observed in the POC trial, we initiated additional work to better inform our clinical trial design prior to moving into a larger Phase 2, placebo-controlled, clinical trial

Moderate-to-Severe Rosacea. On December 5, 2022, we announced topline results from our Phase 2 trial of once-weekly topical application of DMT310 for the treatment of moderate-to-severe rosacea. The data was supportive of DMT310 as a treatment for inflammatory skin diseases, but the rosacea study did not meet its primary endpoints. While some patients did achieve a meaningful change in their rosacea, with 36% of DMT310 patients meeting the criteria for a responder on the Investigator Global Assessment (IGA) score, DMT310 was not able to statistically separate from placebo with 23% of placebo patients meeting the criteria as a responder at Week 12. A treatment responder is defined as an IGA grade of ‘clear’ or ‘almost clear’ and at least a 2-grade improvement from baseline.

Based on the foregoing, we have decided not to devote any further financial resources to development of this indication for DMT310, and we have determined not to pursue further development efforts regarding this indication for DMT310.

DMT410

We are developing the second product candidate from our Spongilla platform, DMT410, for the topical treatment of skin diseases and aesthetic conditions typically treated with multiple injections of botulinum toxin. Currently, botulinum toxin must be injected multiple times to successfully deliver enough botulinum toxin to the desired treatment area. While injections are effective for many different diseases and aesthetic conditions, they limit botulinum toxin’s use for additional conditions where injections, especially intradermal injections, are difficult, painful, or otherwise not viable. DMT410’s combination treatment regimen uses one application of our unique Spongilla powder followed by one topical application of botulinum toxin. The Spongilla powder is mixed with a fluidizing agent and is massaged into a patient’s treatment area by the treating physician to enhance spicule penetration to create microchannels into the dermis. After 10 to 15 minutes, the physician removes the Spongilla mask with water. The physician then expresses botulinum toxin from a syringe in precise amounts and onto the patient’s skin. The botulinum toxin is then massaged into the treatment area to take advantage of the microchannels created by Spongilla’s spicules, which allows the botulinum toxin to penetrate the stratum corneum and enter the dermis. We believe this treatment application will enable the topical delivery of botulinum toxin into the dermis for the treatment of a variety of medical diseases, including for the treatment of hyperhidrosis, acne, and acne scars, as well as improving the skin’s luminosity, brightness, and reducing pore size and count, fine lines, and sebum production. We believe DMT410’s topical delivery of botulinum toxin can greatly increase market opportunities for botulinum toxin due DMT410’s needle-free application, targeted intradermal delivery, thus potentially expanding the aesthetic market for botulinum toxin.

To date, we have completed an open-label Phase 1b POC clinical trial of DMT410 for the treatment of axillary hyperhidrosis and an open-label Phase 1b POC clinical trial in multiple aesthetic skin conditions. The Phase 1b POC trial for axillary hyperhidrosis consisted of 10 patients receiving one treatment of DMT410 to each axilla. Four weeks after one treatment with DMT410, patients exhibited a reduction in sweat production. The clinical endpoints for this trial included (i) percent of patients with greater than 50% reduction in gravimetrically measured sweat production from baseline, (ii) percent of patients with gravimetric sweat production less than 50mg, and (iii) percent change in gravimetric sweat production. Four weeks after one treatment with DMT410, 80% of patients experienced a decrease in gravimetric sweat production greater than 50%, 85% of patients recorded gravimetric sweat production of less than 50mg, and patients had an average decrease in gravimetric sweat production of 75% from baseline. We believe these results support that DMT410 may aid in the topical delivery of botulinum toxin into the dermis for a treatment effect similar to multiple intradermal injections of botulinum toxin. With DMT410, we believe botulinum toxin may be applied topically to penetrate the skin into the dermis without the need for multiple injections.

We also completed an open-label, ten (10) patient, Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions (pore size, Global Aesthetic Improvement, brightness, luminosity, sebum production, fine lines under the eye, glabellar lines, forehead lines, and lateral canthal lines). In our Phase 1b POC trial of DMT410, patients received one treatment of DMT410 and were evaluated every four weeks for a total duration of 16 weeks to determine DMT410’s safety and tolerability profile, effectiveness, and its duration of treatment effect. We announced top-line results in November 2021, where we observed an improvement in many of the trial’s endpoints. At week 8, 80% of patients had at least a 25% improvement in their Global Aesthetic and 60% of patients had a 25% improvement in pore size. Also at week 8, 90% of patients had at least a one-point improvement in luminosity and 60% of patients had at least a one-point improvement in brightness. These physicians graded results were supported by objective analysis provided by Canfield Scientific’s VISIA and PRIMOS visual analysis camera systems.  Based on these results, we are actively seeking to partner with a botulinum toxin to continue development of DMT410 in a larger placebo-controlled Phase 2 trial where we can study multiple doses of botulinum toxin applied to the entire face. We believe these results, combined with our results in hyperhidrosis, clearly demonstrate how DMT410’s combination regimen could greatly expand the potential indications for botulinum toxins for aesthetic skin conditions, as well as other dermatologic skin diseases such as hyperhidrosis, acne, or acne scars.

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

Our Strategy

We plan on in-licensing, developing and commercializing differentiated medical and aesthetic dermatology product candidates for the treatment of various skin diseases and conditions, which we believe have significant unmet needs in the market. The key components of this strategy are as follows:

•

Complete development and regulatory approval of DMT310 for acne. We completed a Phase 2b clinical trial of DMT310 for the treatment of moderate-to-severe acne. We plan to hold an End of Phase 2 meeting with the FDA in the first half of 2023 and initiate a Phase 3 program for DMT310 in the second half of 2023. Assuming positive results from these two Phase 3 trials, we plan on submitting a New Drug Application approximately 6 months after completion of the trials.

•

Explore mutually beneficial partnership opportunities for our DMT410 program in hyperhidrosis and aesthetic skin conditions. In November 2021, we announced top-line results of our Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions using our Spongilla technology for the topical application of OnabotulinumtoxinA (brand name BOTOX®). We believe this trial provides further evidence of the ability for DMT410 to topically deliver botulinum toxin into the dermis for skin conditions and diseases. Based on the results of DMT410 in hyperhidrosis and aesthetics, we are currently exploring partnership opportunities to further develop DMT410 for the topical treatment of skin diseases and aesthetic skin conditions.

•

Complete a Phase 2 trial of DMT310 for the treatment of psoriasis. In October 2021, we announced top-line results of our Phase 1b POC trial in patients with mild-to-moderate psoriasis. We believe the results of this POC study warrant further development of DMT310 for the treatment of psoriasis. If successfully developed and commercialized, we believe DMT310 would be the first once weekly topical product available to treat psoriasis. The DMT310 program for psoriasis is currently on hold with further advancement subject to obtaining additional financing and/or a strategic partner.

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

Dermatology Market Overview

We are currently focused on the medical and aesthetics dermatology markets, which include multiple common and undertreated skin diseases and conditions such as acne, psoriasis, hyperhidrosis, and multiple aesthetic conditions, some with no currently approved products, including the reduction of fine lines, pore size, sebum production and improvement in luminosity and overall skin quality. We believe these diseases and conditions cause significant negative impacts on patients’ quality of life, including physical and emotional trauma and social stigmatism, causing patients to constantly seek better treatment options to help alleviate their conditions. We also believe these markets have not experienced the same level of development and advances as other markets, as there have been few innovative topical products recently approved other than reformulations or combinations of existing compounds. We believe our product candidates will be well situated within the market and offer the innovative solutions to the underserved medical and aesthetic dermatology markets.

The U.S. medical dermatology market has experienced significant growth in recent years based on the new treatment options and greater patient access to care. Based on current market data, the U.S. medical dermatology market (excluding biologics) was valued at over $16 billion dollars in prescription pharmaceutical sales in 2020.

The American Society of Plastic Surgeons estimates that over 15.4 million cosmetic procedures were performed in the U.S. in 2016, of which about 7 million used botulinum toxin. There are many factors that continue to drive growth in the aesthetics dermatology market such as greater patient acceptance, including from an increase in younger patients, and the discretionary cash that patients are willing to spend on aesthetic care. We also believe patients have a growing willingness to pay out-of-pocket for effective skin treatments to achieve their desired personal aesthetic look, which further supports the demand and pricing in those markets.

Based on the foregoing, we believe the dermatology market, both aesthetic and medical, offer a low-cost commercialization opportunity compared to many other prescription-based specialty markets, due to the relatively small number of specialists in the dermatology field. According to the American Academy of Dermatology, in 2020 there were approximately 18,000 dermatologists in the U.S., and we plan to target a subset of these dermatologists, who are larger prescribers of competitive products and who treat a large percentage of patients with our approved indications. We believe the combination of prescription based and cash-pay based product lines is an attractive business opportunity, as it incorporates multiple aspects of the dermatology market that move independent of the greater healthcare market.

Background of Our Spongilla Technology

Spongilla Lacustris Overview

Spongilla lacustris, or Spongilla, is a freshwater sponge from the Spongillidea family that grows in freshwater rivers and lakes in commercial quantities in select regions of the world. It becomes dormant during the winter months and regrows each year to growth forms ranging from encrusting, to digitate, to branched, depending on its habitat’s growth conditions. While it grows in many parts of the northern hemisphere, there are only certain locations where it grows in the quantities and of the quality to viably support a commercial pharmaceutical product. One such location is the Volga River in central Russia, where we have signed an exclusive supply agreement with one of the larger known suppliers of Spongilla raw material for DMT310, which guarantees our supply of Spongilla raw material. Traditionally, locals would harvest small amounts of Spongilla for its perceived medicinal properties and use it as a folk medicine to treat a variety of inflammatory conditions, including arthritis. Over the last 20 years, our exclusive supplier has refined its harvesting methods and procedures and is now capable of supplying a high-quality raw material. Our supplier has the capacity to collect and process large quantities of Spongilla per year. We believe our supplier will be able to supply a raw material in the quantities and of the quality necessary to support our clinical and commercial needs.

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

Spongilla’s Multiple Mechanism of Actions

The unique properties of Spongilla lacustris not only allows us to reference the FDA’s Botanical Guidance, but also helps ensure the sustainable regrowth of sufficient supply of raw material each year. While Spongilla is technically a part of the animal kingdom, it grows and acts more similarly to a plant in that it can completely regenerate every year, even in harsh environmental conditions. In addition to causing a regrowth of the sponge each year, the harsh environmental conditions the sponge lives in helps contribute to our Spongilla technologies’ multiple mechanisms of actions. Based on knowledge gained from over almost 20 years of harvesting Spongilla, our supplier has learned the necessary environmental conditions and Spongilla characteristics that must be present for optimal raw material harvest and to ensure the raw material contains the necessary properties for an effective pharmaceutical product. These properties include both mechanical and chemical components that are a naturally occurring part of the sponge raw material and contribute to our Spongilla technology’s mechanisms of action in the treatment of skin diseases and conditions.

The mechanical components of DMT310 come from the Spongilla’s skeletal structure, which is made up of siliceous spicules that are bound together by organic material, as seen in Image 2 below. These spicules are smooth, rod-like shapes which come to a point on each end, and if the Spongilla is harvested under certain proprietary environmental conditions, the spicules can average between 150-300 micrometers in length and about 10-15 micrometers in diameter. While there are other types of freshwater and marine sponges, many of their spicules can be covered in barbs or hooks which we believe would get stuck in the skin or contain spicules that are blunt on each end, making skin penetration difficult.

Image 2: Siliceous Spicules Present in Spongilla

After harvesting and further processing in the U.S., the form and size of our spicules make them the ideal mechanism to penetrate the stratum corneum, the skins barrier, and temporarily create a micro-channel into the dermis without penetrating into subcutaneous tissue, where the larger blood vessels are located. These newly created microchannels temporarily open the skin’s barrier to allow for the targeted delivery of large and small chemical compounds into the dermis. Most topically applied products currently contain various penetration enhancers that help force the active molecule through the stratum corneum and into the dermis, such as Dimethyl Sulfoxide (DMSO). However, these penetration enhancers are only able to help smaller molecules penetrate and are usually unable to aid larger molecules, such as botulinum toxin, in topical delivery. These penetration enhancers can also cause unwanted side effects such as dry skin or garlic like taste, breath, and body odor. We believe our Spongilla technology is differentiated by enabling the delivery of both small and large molecules through topical application with less irritation and side effects than other topically applied products.

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

Our Product Candidates

DMT310

Our lead product candidate, DMT310, is a unique, once weekly, naturally derived topical product, first being developed for the treatment of moderate-to-severe acne vulgaris, or acne. It is derived from freshwater Spongilla lacustris, or Spongilla, which grows under certain environmental conditions in select locations throughout the northern hemisphere. Our Spongilla raw material is harvested by our exclusive partner in Russia abiding by strict protocols based on our suppliers 20 years of experience and our expertise in an ideal pharmaceutical product. The result of these strict protocols is a consistent chemical structure that is reproducible year after year, which is critical in producing a material able to be used in a pharmaceutical product. After harvesting, the Spongilla is shipped to our manufacturing facility in the U.S. for further processing into a uniform powder before being packaged into sachets. Immediately prior to treatment the patient will mix the powder with a diluent (hydrogen peroxide) to form a paste, which the patient can then apply to the treatment area to treat the multiple facets of their disease. DMT310 utilizes the Spongilla’s mechanical spicules to help resurface a patient’s skin while also creating microchannels through the stratum corneum to allow the penetration of the Spongilla’s naturally created organic compounds to help treat various skin diseases. We believe these organic compounds can travel through the newly created microchannels into the dermis and sebaceous glands where both inflammatory and non-inflammatory acne lesions originate. DMT310 targets treatment of the multiple facets of acne by combining the substantial mechanical and chemical activity of Spongilla into an easy to apply product that only needs to be applied once weekly. If approved by the FDA, we believe the combination of the mechanical and chemical properties of DMT310 has the potential for a more rapid time to treatment effect with fewer treatments, less side effects and better tolerability than other currently marketed topical acne products.

DMT310 for Treatment of Acne Vulgaris

Market Opportunity. Acne is characterized by areas of scaly red skin, non-inflammatory blackheads and whiteheads, inflammatory lesions, papules, and pustules and occasionally cysts and scarring that occur on the face, neck, chest, back, shoulders, and upper arms. It affects approximately 50 million people in the U.S., with about 85% of teenagers experiencing some form of acne. The U.S. prescription acne market had approximately $2.6 billion in prescription pharmaceutical sales in 2016 and is expected to reach approximately $3.8 billion in 2026 according to GlobalData Inc. market data.

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

Due to acne’s negative impact on a patient’s quality of life and negative impact on facial aesthetic, patients suffering from acne tend to be highly motivated to treat their acne and we believe willing to pay more out-of-pocket for higher priced and highly effective treatments. It is our belief that patients seeking an easy to use and effective topical product will tolerate less favorable reimbursement rates than for other prescription products for other indications, allowing for favorable pricing if we are able to eventually obtain approval for and successfully commercialize DMT310 for acne. Furthermore, if approved, we believe that DMT310’s natural characteristics may allow us to expand our addressable acne market to include those patients who value using naturally derived products, such as DMT310.

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

Limitations of Current Standard of Care. While current treatment options may be effective for some patients, there are many limitations and drawbacks of current acne products which cause poor patient compliance. All currently approved topical therapies for the treatment of acne must be applied once or twice a day to allow an accumulation of the active ingredient within the skin to effectively treat the disease. This requirement to apply multiple times per day becomes very onerous and time consuming for patients, causing many patients to fail to comply with the strict application regimen and/or skip multiple treatments. Proper use and application schedules are particularly important for topical acne products and poor patient adherence may lead to reduced treatment effect and ultimately discontinuation of treatment by the patient due to the lack of effect.

Many current acne products, such as retinoids that must be applied at least once-a-day, may cause significant stinging, burning, and peeling after each application. These tolerability issues, which may start occurring after the first application, and the substantial discomfort they cause, lead many patients to discontinue the necessary daily application schedule or the use of the product altogether. It is well known that benzoyl peroxide, or BPO, leads to drying of the skin and that retinoids result in many local skin reactions including erythema, burning, and peeling, after the first treatment. It has been observed in the combination study of adapalene/BPO, where more than 20% of the subjects reported moderate or severe erythema and stinging/burning.

Lastly, most topical products have an unavoidable latency period of 6-8 weeks until patients have a definite improvement in their acne lesions. This means they may have to endure 30 to 60 applications before observing that their acne is improving (assuming a daily, or twice daily regimen), all while dealing with the burning, stinging, and peeling that may accompany these topical products. We believe that teenagers, who make up the largest segment of the acne market, become impatient with the lack of rapid perceived effect leading to premature discontinuation of treatment. The lack of rapid treatment effect, side effects, and onerous application schedules all greatly contribute to patient compliance issues and could ultimately lead to treatment failure for current topical therapies. We believe patients are more concerned with rapid efficacy outcomes and low side effects than costs, thus we believe patients will be more willing to pay higher out of pocket costs for a product that has these attributes.

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

If approved, we believe DMT310 has the potential to remedy many of the negative characteristics associated with current topical therapies for moderate-to-severe acne vulgaris, including cumbersome treatment regimens, negative side effects (including burning, stinging, itching or dryness, which may occur as early as the first treatment and continue daily thereafter), and delayed time to effectiveness (which may take up to eight weeks). DMT310 is designed to be applied only once a week, rather than once or twice a day. We believe a once weekly schedule may be conducive to high patient compliance as it is less onerous for the patient. In addition, in our Phase 2b acne trial, on average, patients experienced an approximately 45% reduction in inflammatory acne lesions after just four treatments, with continued improvement of up to 62% reduction of inflammatory lesions at 12 weeks. Further, approximately 90% of patients had no, or mild, tolerability issues at the end of the 12-week trial and no patients experienced any severe tolerability issues.

In addition, in our Phase 2b trial we observed that DMT310 started showing a statistically significant difference from placebo for all three endpoints after just four treatments while also having a rapid reduction on inflammatory and non-inflammatory lesions. We believe this rapid visible response encouraged patients to continue to comply with the once weekly application schedule leading to a continued reduction in their lesions until the end of trial at week 12. Thus, we believe that a topical product that only needs to be applied once weekly with a quicker time to perceived treatment effect and fewer tolerability issues has the opportunity to exhibit greater treatment success due to improved patient compliance leading to loyal and repeat users.

DMT310 for the Treatment of Mild-to-Moderate Psoriasis

We believe that DMT310 could also be an effective treatment for mild-to-moderate psoriasis based on the clinical data received from our recently completed Phase 1b POC trial and the in-vitro effect DMT310 has shown on the down regulation of IL-17A and IL-17F, as well as its ease of application to mild-to-moderate psoriatic lesions with smaller surface areas.

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

Market Opportunity. Currently patients with mild-to-moderate disease are either underdiagnosed, undertreated or untreated. This leaves patients seeking new and effective treatment options. Psoriasis is a chronic, inflammatory skin disorder estimated to affect up to 3.2% of the world’s population with global sales of $14.2 billion in 2020, which is projected to increase to $27.5 billion by 2030. Plaque-type psoriasis is the most common form of psoriasis, occurring in more than 80-90% of cases of psoriasis with approximately 80% of patients experiencing the mild disease form and 20% experiencing moderate-to-severe form of the disease. In addition to the disfigurement caused by psoriatic lesions, patients also may experience pruritus, or itching, which can be particularly common and bothersome for patients. Not only does psoriasis cause direct clinical challenges, but patients also suffer a negative impact on their quality of life. Patients can suffer substantial psychological impacts from their disease, including, social stigmas, feelings of rejections and shame, discrimination in the workplace, and reduced productivity, among many others. These patients are commonly looking for a safe and effective product to treat their disease.

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

Based on clinical and non-clinical data generated to date for DMT310, and anecdotal evidence of DMT310’s effect on psoriatic lesions, we completed a Phase 1b, open label, POC study in mild-to-moderate psoriasis patients in October 2021. This trial included once weekly treatments of DMT310 for 12 weeks in 30 mild-to-moderate psoriasis patients with lesions covering 2% to 30% of their body surface area. The primary endpoints in this trial were the Physician’s Global Assessment, which is a 6-point scale measuring the physician’s assessment of psoriasis severity of the target lesion site, the Psoriasis Area Severity Index scale is also a 6-point scale measuring the psoriatic disease severity taking into account qualitative lesion characteristics (erythema, thickness, and scaling) and degree of surface area involvement and the Pruritus Visual Analog Scale consists of the patient’s measurement of pruritus, or itch, in addition to normal tolerability and safety assessments. We announced top-line results in October 2021, and based on the efficacy, safety and tolerability profile seen in the POC trial we initiated additional work to better inform the clinical trial design prior to moving into a larger Phase 2, placebo-controlled, clinical trial.

DMT310 for the Treatment of Moderate-to-Severe Rosacea

On December 5, 2022, we announced topline results from our Phase 2 trial of once-weekly topical application of DMT310 for the treatment of moderate-to-severe rosacea. The data was supportive of DMT310 as a treatment for inflammatory skin diseases, but the rosacea study did not meet its primary endpoints. While some patients did achieve a meaningful change in their rosacea, with 36% of DMT310 patients meeting the criteria for a responder on the Investigator Global Assessment (IGA) score, DMT310 was not able to statistically separate from placebo with 23% of placebo patients meeting the criteria as a responder at Week 12. A treatment responder is defined as an IGA grade of ‘clear’ or ‘almost clear’ and at least a 2-grade improvement from baseline. We believe that the 23% dropout rate in the DMT310 group may have contributed to the outcome of this study. After further assessment of the data, we believe DMT310 may not be tolerable for rosacea patients, who tend to have more sensitive skin.

Based on the foregoing, we have decided not to devote any further financial resources to development of this indication for DMT310, and we have determined not to pursue further development efforts regarding this indication for DM310. We will continue to focus our resources on our DMT310 program for acne based on the statistically significant results seen in our Phase 2b study.

DMT400 for the Topical Delivery of Macromolecules

DMT400 is our combination treatment regimen that utilizes the unique mechanical features of our Spongilla technology to facilitate the intradermal delivery of macromolecules, such as botulinum toxin, monoclonal antibodies, dermal fillers, or vaccines, by topical application rather than with injections. These macromolecules are highly effective and approved for the treatment of multiple medical and aesthetic skin conditions and diseases, but currently are not approved in a topical form because the molecular structures are too large to penetrate the stratum corneum, the skin’s outermost defense barrier. Thus, all current macromolecule treatment options for skin conditions and diseases must be injected, sometimes requiring numerous injections. We believe that DMT400’s topical application regimen may provide patients with a topical treatment option for both medical and aesthetic dermatology conditions using products previously unavailable to them in a topical treatment.

DMT400 works by first topically applying our proprietary sponge powder to the treatment area wherein the mechanical spicules of the sponge penetrate the skin, thereby creating microchannels into the dermis. Unlike a derma roller or other microneedle technology, our unique spicules remain in the skin for one to two days allowing the microchannel to remain open rather than close up, as they would after using a derma roller. With the microchannel open for a longer period a macromolecule can be applied topically to the skin and is thus able to penetrate into the dermis. We believe this topical application of a macromolecule can be massaged into the newly created microchannels thereby facilitating the delivery of the macromolecule, through the microchannel and into the dermis, without the need for injections. This targeted delivery to the dermis rather than delivery to the systemic circulation, may decrease the systemic spread of these macromolecules thus potentially reducing side effects seen with injections, while increasing targeted application to where the disease resides.

DMT410 for the Treatment of Primary Axillary Hyperhidrosis

We initially tested our DMT400 treatment with our DMT410 program, which consists of a topical application of our proprietary sponge powder followed by a topical application of botulinum toxin, a macromolecule. DMT410 was initially tested in a Phase 1b POC trial of ten (10) patients with primary axillary hyperhidrosis to determine if our sponge powder could successfully facilitate the intradermal delivery of botulinum toxin and potentially other macromolecules. Based on the results seen from this study we believe we were successful in delivering active botulinum toxin to the dermis for the treatment of primary axillary hyperhidrosis and potentially other skin conditions.

Market Opportunity. Hyperhidrosis is a life-altering disorder of excessive sweating out of proportion with thermoregulatory requirements. While many patients may exhibit this excessive sweating in response to specific triggers, such as emotional stress, others may exhibit symptoms spontaneously. Typically, the diagnosis of hyperhidrosis is based partly on subjective measures that measure how the excessive sweating affects a patient’s quality of life. Physicians also gravimetrically measure the amount of sweat produced, though there is no standardized threshold which defines hyperhidrosis. It is believed to affect an estimated 15 million people in the U.S. alone. The U.S. prescription hyperhidrosis market had approximately $66 million in prescription pharmaceutical sales in 2020, and is expected to reach approximately $282 million in 2030, with almost 40% from injections of BOTOX, according to GlobalData Inc. market data. According to a 2016 update on the prevalence and severity of hyperhidrosis in the U.S., axillary (underarm) hyperhidrosis, is the most common form of the disorder. However, patients are affected by other forms like palmar (hands) and plantar (feet) hyperhidrosis, which we believe DMT410 may be able to treat and avoid the side effects seen in studies of poor administration of intradermal injections.

Limitations of Current Standards of Care. While the prevalence of hyperhidrosis is significant, treatment options are limited, and many come with unwanted side effects making patient acceptance low. Typical first line therapy is usually with aluminum chloride-based antiperspirants, but many have potential drawbacks. First, daily applications can be time consuming leading to poor compliance among patients. Second, many antiperspirants are irritating to the skin leading to treatment discontinuation. Lastly, topical aluminum chloride treatment has a transient duration of effect and requires frequent reapplication to maintain sweat control. More recently, topical anticholinergics have been investigated by companies such as Fresh Tracks, Inc. and Journey Medical Corporation (formerly developed by Dermira, Inc.), but we believe they tend to have the same side effects as systemic anticholinergics which are used off-label. These side effects include dry mouth, dry eyes, blurred vision, headache, urinary retention, among others. The unwanted side effects are often so intolerable that up to one third of patients are forced to withdraw from treatment. If topical or systemic treatments fail, then patients can get intradermal injections of botulinum toxin which has been shown to have a great treatment effect, but treatment is very technique driven, requiring a trained physician to administer the toxin to the thin layer of the dermis. Many times, poor treatment response with botulinum toxin is due to incorrect or insufficient dosing or incorrect administration. Patients may also experience injection site pain or discomfort, which may be accompanied by swelling and bruising. However, for the treatment of palmar hyperhidrosis with intradermal injections of botulinum toxin, the most notable adverse event is transient hand weakness, if administered incorrectly. As a last resort, patients may also seek surgery to treat their hyperhidrosis, if less invasive treatment options fail. While there are treatment options available for hyperhidrosis patients, only about half of affected individuals seek treatment due to social embarrassment associated with the diagnosis of the disease. We believe this leaves a wide gap in the market for a product that combines the efficacy of botulinum toxin with the safety and tolerability profile of topical therapies. We believe DMT410, if successfully commercialized, could address this underserved market opportunity.

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

DMT410 for the Treatment of Aesthetic Conditions In addition to the use of DMT410 in the treatment of hyperhidrosis and other medical dermatology conditions such as acne, based on the data from our recent Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions such as pore size, sebum production, fine lines, luminosity, and brightness of the skin, we believe DMT410 has an opportunity to be used for the treatment of multiple aesthetic skin conditions. Botulinum toxin is known to treat a variety of aesthetic skin conditions, but to achieve these positive effects, the botulinum toxin needs to be delivered to the dermis rather than the muscle to have the desired effect. DMT410’s uniquely sized spicules create microchannels through the stratum corneum and into the dermis that are large enough for botulinum toxin to be delivered to the dermis. However, the spicules are not long enough to reach the muscle layer, which limits the potential distant spread of toxin and potential side effects. Botulinum toxin acts by blocking the release of acetylcholine into the synaptic cleft, where it binds to a cholinergic receptor, thereby inhibiting sympathetic nerve function. This ability to inhibit cholinergic transmission makes it useful to treat indications with glandular hypersecretion, like sebum production or hyperhidrosis, which are partly caused by hyperactive sympathetic nerves. For aesthetic indications, since botulinum toxin must be delivered to the dermis, intradermal injections are typically required but can require numerous injections in order to cover the larger surface area to treat these aesthetic skin conditions as compared to targeted injections to the muscle. Intradermal injections can also be difficult to effectively administer and may be painful for patients. This tends to lead to poor adoption of this therapy, which is why we believe there are currently no approved aesthetic indications utilizing intradermal injections. Additionally, no topical formulations of a botulinum toxin have been approved, likely due to the size of the molecule and its difficulty in penetrating the stratum corneum to reach the dermis. Therefore, with no currently approved intradermal injections or topical applications methods of botulinum toxin for aesthetic skin conditions, we believe there is a large market opportunity for a product that can successfully deliver botulinum toxin by topical application into the dermis to improve a patient’s aesthetic appearance. If approved, we believe DMT410 can address this market.

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

 Image 7. Local Tolerability

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

Image 8. Application Frequency Algorithm by Study Visit

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

DMT310 next steps for acne

We are currently preceding with the necessary non-clinical and pharmacokinetic studies and once complete we plan to schedule an End of Phase 2 meeting with the FDA in the first half of 2023 to discuss and finalize the protocol for the Phase 3 program in moderate-to-severe acne.

Once we are able to hold an End of Phase 2 meeting with the FDA and we receive approval to proceed with Phase 3, we plan to initiate a pivotal Phase 3 program for DMT310 for the treatment of moderate-to-severe acne. We expect this Phase 3 program to include two, multi-center, placebo-controlled trials with identical clinical endpoints to our recently successful Phase 2b clinical trial of DMT310 for the treatment of moderate-to-severe acne. Once we receive top-line results from both Phase 3 studies, assuming positive results, we plan to file a new drug application, or NDA, with the FDA shortly thereafter. This Phase 3 program is intended to be designed to demonstrate the safety and efficacy of the treatment of DMT310 relative to placebo for the treatment of moderate-to-severe acne. Prior to, or in parallel with our planned Phase 3 program, we intend to continue conducting and complete the additional non-clinical studies necessary to file the NDA. We also intend to conduct a long-term safety study. If DMT310 is approved for the treatment of acne, we believe DMT310 can eventually be an attractive prescription to over-the-counter switch, or Rx-to-OTC, target, which could provide a substantially larger sales opportunity. There can be no assurance that DMT310 will receive FDA approval for the treatment of acne.

DMT310 Phase 1a Clinical Results for Psoriasis

We completed a Phase 1a POC trial of DMT310 for the treatment of mild-to-moderate psoriasis. This was an open-label, multi-center, 12-week study in 30 mild-to-moderate psoriasis patients with psoriatic lesions coving between 2-30% of body surface area. The trial aimed at evaluating the tolerability, safety, and efficacy of once weekly treatments of DMT310, which consists of 2 grams of Spongilla powder mixed with 6 mL of 3% H2O2. One mild or moderate lesion was selected, and patients were required to apply DMT310 to the entire lesion, once weekly for 12 weeks with the first two weeks of treatment applied in office under the supervision of trained staff, then the remaining 10 weekly treatments were applied at home by the patient.

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

Image 9: Local Tolerability

DMT310 next steps for psoriasis

We are pleased with data already seen in our Phase 1 POC trial, especially seeing a reduction in itch as that is one of the main complaints of patients suffering from psoriasis. We are in the process of designing a Phase 2 study of DMT310 for the treatment of psoriasis. The Phase 2 study will be a larger randomized, double-blind, placebo control study of DMT310 for the treatment of psoriasis. Based on the data from the Phase 1b proof of concept study we are considering adding additional arms to examine once versus twice weekly treatment, potentially enhancing the treatment effect seen in our Phase 1b trial. Additionally, due to the unique nature of psoriasis and the general thickness of psoriatic plaques, we may also examine increasing the application pressure and the length of application. We believe that the thicker psoriatic plaques may require a more intensive treatment compared to the application regimen for acne where there is no thickened skin. We believe DMT310 could be a first in class treatment option for psoriasis patients. The DMT310 program for psoriasis is currently on hold with further advancement subject to obtaining additional financing and/or a strategic partner. There can be no assurance that DMT310 will receive FDA approval for the treatment of psoriasis.

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

DMT410 Phase 1b— Aesthetic Conditions

In November 2020, we enrolled our first patient in a Phase 1b open-label, POC trial of DMT410 for the treatment of upper facial lines along with multiple other aesthetic skin conditions that are affected by delivery of toxin to the dermis such as pore size, sebum production, brightness, luminosity, fine lines, and Global Aesthetic Improvement. Due to the fact that we do not own rights to a botulinum toxin product, we were required by the FDA to conduct this trial using an approved indication for BOTOX, upper facial lines, an approved dose for this indication (64 units of botulinum toxin) and an approved route of administration, which is typically injections into the muscle rather than the dermis. However, our primary interest was studying the clinical effect of DMT410 for the aesthetic skin conditions that require delivery of botulinum toxin to the dermis rather than the muscle. This is due to our belief that DMT410 only delivers botulinum toxin to the dermis and not the muscle, thus limiting the botulinum toxin’s effect to aesthetic conditions which arise in the dermis like fine lines, pore size, sebum production, and others. With these constraints, we initiated the POC trial by enrolling ten (10) female patients, age 18 or older, each receiving one treatment of DMT410, consisting of one topical application of our proprietary sponge powder followed by one topical application for BOTOX, reconstituted per label, to the upper face. Patients were followed for sixteen (16) weeks to determine the achievement of our endpoints along with the duration of effect. We also collected safety and tolerability data. We received top-line data from this study in the November 2021, and believe that we achieved results in multiple aesthetic endpoints sufficient to warrant further investigation of DM410 for the treatment of various aesthetic skin conditions.

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

Based on the assessment of forehead, lateral canthal, and glabellar lines, no patient was considered a responder in this study, while some patients did achieve at least a one-grade change throughout the course of the study. This result was not unexpected as BOTOX is only approved for injections into the muscle for these indications and we did not believe that we would see any potential distant spread of toxin outside of the dermis to the muscle. Seeing no potential distant spread of toxin was encouraging for us as it provides important safety data that while DMT410 can be applied over a larger treatment area than injections, it does not appear to travel beyond the dermis which may cause unwanted facial effects.

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

Manufacturing

We do not currently own or operate any manufacturing facilities and do not plan to own any in the near future. We have been relying on our third-party partners for the manufacture of our products used in pre-clinical studies and clinical trials and will likely continue to rely on these partners in the near term for the commercial manufacturing of our drug substance and drug product, if our drug product candidates are approved. Manufacturing of the active pharmaceutical ingredient, or API, for our product candidates requires a raw material that is derived from a natural source.

To date, we have obtained naturally sourced Spongilla raw material directly from our supplier based in Russia. In February 2020, we signed an exclusive supply agreement with this supplier of Spongilla raw material. Our supplier has over 20 years of experience collecting and processing Spongilla and has the capacity to collect and process large quantities of Spongilla per year. We believe our supplier is able to and will continue to be able to harvest sufficient quantities of raw material to fulfill our development and potential commercial needs, if a product candidate is approved using this raw material. We received two shipments of Spongilla raw material from our supplier during fiscal year 2022 containing additional quantities of Spongilla raw material, which we believe will provide us with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support the filing of a new drug application for DMT310 in acne in the event of successful completion of the two Phase 3 studies. However, we are exploring alternative manufacturing sources in order to ensure that we have access to sufficient manufacturing capacity to meet potential demand for any of our product candidates in a cost-efficient manner. See “Business—Material Agreements— Supply Agreement between Dermata Therapeutics LLC and Reka-Farm LLC” for more information regarding our supply of Spongilla.

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

Many of our prospective competitors have substantially greater manufacturing, financial, research and development, personnel, and marketing resources than we do. Our prospective competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. As a result, our prospective competitors may be able to develop competing or superior products and compete more aggressively and sustain their competitive advantage over a longer period of time than us. Our products may be rendered obsolete or may lack economic viability in the face of competition.

The key competitive factors affecting the success of DMT310, if approved, will likely be its efficacy, safety, convenience of administration and delivery, price, and the availability of reimbursement from government and other third-party payors. With respect to DMT310 for the treatment of moderate-to-severe acne, if approved, we will primarily be competing with therapies such as other topical products, oral products, in-office procedures, such as laser surgery, off-label drugs, over the counter medication and homeopathic remedies. With regards to DMT310 for the treatment of mild-to-moderate psoriasis, if approved, we will face competition from topical therapies, oral therapies, systemic therapies, photo therapies and homeopathic treatments. However, based on our clinical trials, we believe that DMT310 has multiple competitive advantages over current treatment alternatives with significantly less adverse side effects. Our main competition in these indications will be with products from Vyne Therapeutics, Inc, Sol-Gel Technologies Ltd., Arcutis Biotherapeutics, Inc., Almirall S.A., Galderma S.A., Pfizer Inc. See “Business – Clinical Progress of our Lead Product Candidates” for the results of our completed and ongoing clinical trials. While we are unaware of any potential similar competitive topical products to DMT310 for the treatment of acne and psoriasis, it is possible that such potentially similar competitive products are currently being developed.

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

Intellectual Property

Overview

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for DMT310, DMT400, DMT410 and any of our future product candidates, medical devices, methodologies, assays, drug development technologies, harvesting procedures, know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our strategy is to protect our proprietary position by, among other things, filing U.S. and foreign patent applications related to our product candidate and other proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, trademarks, know-how, continuing technological innovations, exclusivity agreements, nondisclosure and confidentiality agreements, license agreements, assignment of inventions and potential in-licensing opportunities to develop and maintain our proprietary position.

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

DMT310

Our DMT310 portfolio includes two families, one in-licensed and one owned by Dermata. The in-licensed family includes patents and patent applications in-licensed from Villani, Inc. related to therapeutic compositions and methods for treating skin conditions. The in-licensed portfolio consists of one pending non-provisional U.S. patent application, two granted U.S. patents, and granted foreign patents in Australia, Brazil, Canada, France, Germany, Ireland, Italy, Mexico, Russia, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. Additionally, the issued foreign patent in Japan, has lapsed and is no longer in force or valid. These patents are expected to have expired or expire between 2022 and 2023, absent any patent term adjustments or extensions. Based on the anticipated timing of any potential FDA approval of DMT310 for acne, the patents that expire in 2022 and 2023 are not material to our business, as we do not expect these patents to provide any protection for our product candidates. We expect our intellectual property portfolio to be protected by any potential NCE exclusivity for DMT310 and our other product candidates, the maintaining of our exclusive supply agreement for our raw material requirements, and our continued efforts to protect our proprietary information. We also have an additional Dermata owned family related to DMT310, with applications pending in the U.S., Australia, and Canada. This family refers to specific attributes of the DMT310 API and drug product as well as treatment related attributes for the treatment of acne based on the data received prior to its filing. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions.

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

DMT400

Our DMT400 portfolio includes three families owned by Dermata. The first family consists of pending applications in the U.S., Canada, and Japan covering our sponge powder in combination with many approved and development stage monoclonal antibodies for the treatment of skin diseases. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions. The second family consists of a pending applications in the U.S., Australia, Japan, and South Korea, covering compositions for the treatment of conditions by dermal fillers in combination with our proprietary sponge powder. Patents in this patent family, if granted, are expected to expire in 2040, absent any patent term adjustments or extensions. The third family consists of a pending PCT application filed in January of 2023, covering the compositions for the treatment of conditions by vaccines in combination with our proprietary sponge powder.

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

In partial consideration of the License, we forgave our outstanding loan to Villani in the amount of $400,000 and agreed to make future milestone payments to Villani. The milestone payments due to Villani under the License Agreement have been amended to the amounts described below in connection with our entry into the Second License Amendment (as defined below).

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

Supply Agreement between the Company and Reka-Farm LLC

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

Human Capital Resources

As of the date of this report, we have eight full time employees, with three employees working in the general and administrative department, two engaged in non-clinical and clinical development, two working in the chemistry, manufacturing and controls department, and one employee working in the regulatory affairs and quality control department.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other medical pharmaceutical, and healthcare companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plans, healthcare and insurance benefits, retirement investments, paid time off, and family leave, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations.

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

Summary of Risks Associated with Our Business

Our business and an investment in our company is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks include:

•	We are a pre-revenue company with a limited operating history;
•	We may not be able to successfully develop or commercialize our product candidates or do so on a timely or cost-effective basis;
•	Our business may be negatively affected by the impacts of COVID-19;
•

We depend on a limited number of product candidates and our business could be materially adversely affected if one or more of our key product candidates do not perform as well as expected and do not receive regulatory approval;

•	The market for our product candidates, including DMT 310 and DMT 410, may not be as large as we expect;
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

•

The raw material for our product candidates, DMT310 and DMT410, is derived from naturally occurring ingredients that grow only in limited areas that need to be harvested annually. Due to unforeseen environmental conditions or circumstances, our supplier may not be able to harvest as much raw material as we require, or any at all, which may negatively impact our ability to conduct preclinical studies, clinical trials, and ultimately commercialize our product candidates;

•

We currently rely on a third party for the raw materials needed for DMT310 and DMT410, and if we encounter any difficulties in accessing or procuring alternative sources on acceptable terms, or at all, our business may suffer;

•

Our current issued patents covering DMT310 have expired or will expire between 2022 and 2023, which is prior to our anticipated date for any market launch. Our current pending patents covering DMT310 and DMT410 have not been issued yet and there is no guarantee they will get issued. We may not be able to obtain additional patent coverage, which could limit our market opportunity due to competition from other products;

•	If we fail to comply with our obligations under any of our third-party agreements, we could lose license rights that are necessary to develop our product candidates;
•

Our directors, executive officers and certain stockholders (one of which is an affiliate of our Chief Executive Officer) own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant control over matters subject to stockholder approval; and

•	We will need to add personnel, which will increase the size and complexity of our organization and we may experience difficulties executing growth and corporate strategies.

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

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to preclinical development, the clinical trials for our drug candidates and to operating as a public company. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred losses in each year since we commenced operations in December 2014. We incurred net losses of approximately $9.6 million and approximately $7.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $45.6 million. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of December 31, 2022, we had capital resources consisting of cash and cash equivalents of $6.2 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical studies for our product candidates will require substantial funds to complete. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

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

We believe that our existing cash, together with interest thereon, will be sufficient to fund our operations into the third quarter of 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development of our product candidates, DMT310 and DMT410, exceed our existing cash. We will need to raise additional capital to fund our operations and continue to support our planned development and commercialization activities.

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

The reports of our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the years ended December 31, 2022, and December 31, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and Warrants and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

Risks Related to Development, Regulatory Approval and Commercialization

We face risks related to health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials.

The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by its effects. In an effort to halt the outbreak of COVID-19, the United States has, at times, placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Enrollment of patients in our clinical trials and our planned and ongoing preclinical and clinical trials may be delayed due to COVID-19. The impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the pandemic may cause delays in the delivery of raw materials and drug product. Temporary closure of facilities at which our clinical or preclinical trials are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our preclinical and clinical trials. In addition, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new variants, including the delta variant and the omicron variant, could affect the health and availability of our workforce as well as those of the third parties on whom we rely. If new, more infectious or severe variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

As a result of the foregoing factors, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

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

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular DMT310 and DMT410.

Our portfolio of product candidates includes one mid-stage product candidate, DMT310, a once weekly topical, naturally derived product candidate for the treatment of acne and psoriasis, and an early-stage candidate, DMT410, a combination treatment regimen to aid in the topical delivery of botulinum toxin for the treatment of hyperhidrosis and aesthetic skin conditions. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization or partnering of our product candidates. In the future, we may also become dependent on just one of our product candidates or any future product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

37

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

There have been only two products approved by the FDA under the botanical guidance. Each of these products’ active ingredient was derived from the extract of a plant(s).  Further, neither of the products were approved for the indication of acne vulgaris. While freshwater sponges, such as Spongilla, are technically animals, because we are using the entirety of the sponge for the DMT310 drug product, the FDA has allowed us to reference the botanical guidance for raw material quality control relating to the manufacturing of the drug product. We do not know how any other regulatory authority will treat DMT310 for their approval process. In addition, the FDA or other regulatory authorities may change their policies, issue additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Any delay, limitation or denial in any applicable regulatory approval for any of our product candidates would delay or adversely impact commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

We are preparing to conduct our first Phase 3 clinical trials and may be unable to successfully complete it or any future clinical trials.

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

It is unknown how the FDA or any regulatory authority will view an attempted generic version of DMT310 because it is derived from a natural material that refers to principles of the botanical guidance. There are no currently approved generic versions of a natural product on the market and no FDA guidelines on the approval process for a generic version of a natural product. Therefore, it is unknown how difficult it will be for a generic version of a natural product to be approved for commercial sale in the United States. It is unclear whether the FDA will view Spongilla lacustris or a similar sponge species that is harvested from a different location than DMT310 raw material is harvested as identical to DMT310 raw material and therefore could follow the generic pathway to approval.

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

For example, on December 5, 2022, we announced topline results from our Phase 2 trial of once-weekly topical application of DMT310 for the treatment of moderate-to-severe rosacea. While the data was supportive of DMT310 as a treatment for inflammatory skin diseases, the rosacea study did not meet its primary endpoints. Based on the foregoing, we have decided not to devote any further financial resources to development of this indication for DMT310, and we have determined not to pursue further development efforts regarding this indication for DMT310.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The United States Department of Health and Human Services (“HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

52

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

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. We are currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. To date, none of these sanctions or export-controls have impacted our ability to perform under our supply agreement. However, the imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent us from performing under this existing contract or any future contract we may enter or remitting payment for raw material purchased from our supplier. We received two shipments of Spongilla raw material from our supplier during fiscal year 2022 containing additional quantities of Spongilla raw material which we believe will provide us with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne in the event of the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in the Ukraine, it is possible that our business, results of operations, and financial condition could be materially and adversely affected.

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

59

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer, President and director, Gerald T. Proehl; our Senior Vice President, Regulatory Affairs and Quality Assurance, Maria Bedoya Toro Munera, Ph.D., M.B.A.; and our Senior Vice President, Development, Christopher J. Nardo, M.P.H., Ph.D. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Our failure to successfully in-license, acquire, develop, and market additional product candidates or approved products would impair our ability to grow our business.

We intend to in-license, acquire, develop, and market additional products and product candidates and we may in-license or acquire commercial-stage products or engage in other strategic transactions. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

The process of proposing, negotiating, and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales, and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, financial condition, operating results, and prospects.

Manufacturing and supply of the APIs and other substances and materials used in our product candidates is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Manufacturing and supply of APIs, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price, and successful delivery of our product candidates and can impede, delay, limit or prevent the successful development and commercialization of our product candidates. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

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

Despite the implementation of security measures, our internal computer systems, and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Our patents include licensed patents and patent applications in the United States and foreign jurisdictions where we believe there is a market opportunity for our products. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our technologies. Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use, or sell products identical to, or substantially similar to, our product candidates.

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

Competitors in the field of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents, and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated, or held unenforceable. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest non-provisional priority application filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to DMT310 will expire or have expired between 2022 and 2023 and will not be eligible for patent term extension if approval occurs after patent expiration.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants and advisors, third parties may still obtain this information, or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.

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

Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, re-examination or other post-grant proceedings declared or granted by the USPTO, and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or of our other products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including:

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could harm our ability to raise additional funds or otherwise adversely affect our business, financial condition, operating results, and prospects.

Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results, and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

The occurrence of any of the foregoing could adversely affect our business, financial condition, or operating results.

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

Interference, derivation, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic, or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, collaborators, contractors, and advisors to enter into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with us prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. However, current or former employees, consultants, collaborators, contractors and advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

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

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their former employers or their former or current customers.

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

Depending upon the timing, duration, and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, and similar legislation in the European Union. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner than we expect. Also, the scope of our right to exclude during any patent term extension period may be limited or may not cover a competitor’s product or product use. As a result, our revenue from applicable products could be reduced, possibly materially.

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

Our unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

The market price of our common stock is highly volatile, and since our initial public offering in August 2021, the market price of our common stock has ranged from $0.162 to $6.95 per share. The market price for our common stock and Warrants may be volatile and subject to wide fluctuations in response to factors including the following:

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Sales of a substantial number of shares of our common stock, Warrants or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and Warrants. As of February 14, 2023, we had 12,321,848 outstanding shares of common stock. If a large number of shares of our common stock, Warrants or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and Warrants and impede our ability to raise future capital.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the desilting of our common stock and/or our Warrants

On June 17, 2022, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until December 14, 2022, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On December 15, 2022, we were provided an additional compliance period of 180 calendar days, or until June 12, 2023, to regain compliance with the minimum closing bid requirement.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split of our common stock, to regain compliance with the minimum closing bid requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock and/or Warrants. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock and Warrants will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock and Warrants, adversely affect the market liquidity of our common stock and Warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock and/or our Warrants may decline further and stockholders may lose some or all of their investment.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change of corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 36.4% of our outstanding common stock as of February 14, 2023. As a result, these stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock and Warrants by:

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

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2022, we had net operating loss carryforwards, or NOLs, of approximately $9.2 million for federal income tax purposes and approximately $5.0 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future U.S. federal income tax and U.S. state income tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, however, the deductibility of our federal NOLs generated in such years will be limited to 80% of taxable income if utilized in taxable years beginning after December 31, 2020. Federal net operating losses incurred in years beginning before January 1, 2018, are subject to a twenty-year carryforward but are not limited to 80% of taxable income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mailing address is 3525 Del Mar Heights Rd., #322, San Diego, California 92130. All of our employees work remotely because of the COVID-19 pandemic. Previously, we leased office space in San Diego, California; however, we elected not to renew the lease during 2019. We believe our virtual work offices are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Warrants trade on The Nasdaq Capital Market under the symbols “DRMA” and “DRMAW” respectively since August 12, 2021. Prior to that date, there was no public market for our common stock or Warrants.

Holders

As of December 31, 2022, there were approximately 71 stockholders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

ITEM 6. [RESERVED]

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

Dermatological diseases such as acne vulgaris (or acne), psoriasis vulgaris (or psoriasis), hyperhidrosis, and various aesthetic indications, affect millions of people worldwide each year which may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for these indications on the market, we believe that most have significant drawbacks, including underwhelming efficacy, cumbersome application regimens and varying negative side effects, all of which we believe lead to decreased patient compliance. A majority of these indications are first treated with topical therapy; however, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction. This is primarily due to slow and modest response rates, early onset of negative side effects, daily application schedules and long duration of therapy. Given the limitations with current topical therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for topical products that satisfy their dermatological and lifestyle needs.

Our two product candidates, DMT310 and DMT410, both incorporate our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions. Our Spongilla technology is derived from a naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a powder that is mixed with a fluidizing agent immediately prior to application to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these environmental conditions, the proprietary harvesting protocols developed with our exclusive supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical components as well as the chemical components of the sponge to create a product candidate with multiple mechanisms of action for the treatment of inflammatory skin conditions and aesthetic applications.

We believe our Spongilla technology platform will enable us to develop and formulate singular and combination products that are able to target the topical delivery of chemical compounds into the dermis for a variety of dermatology indications. We believe the combination of Spongilla’s mechanical and chemical components (which we believe have demonstrated, in-vitro, anti-microbial and anti-inflammatory properties), add to the versatility of our Spongilla technology platform’s effectiveness as a singular product, in the treatment of a wide variety of medical skin diseases like acne and psoriasis,. We also believe the mechanical properties of our Spongilla technology allows for the intradermal delivery of a variety of large molecules, like botulinum toxins, monoclonal antibodies, or dermal fillers, to target treatment sites, through topical application without the need for needles.

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have shown DMT310’s ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in Investigator Global Assessment). Based on this Phase 2b data we are currently preparing for an end of phase 2 meeting with the FDA to finalize requirements prior to initiating a phase 3 program in the second half of 2023. In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

DMT310 consists of two grams of powder processed from the naturally grown freshwater sponge, Spongilla lacustris. The patient mixes the powder with a fluidizing agent (hydrogen peroxide) immediately prior to application by the patient to form an easy-to-apply paste. The paste is applied similar to a mud mask and is left on the skin for approximately ten to fifteen minutes, after which time it is washed off with water. Due to the unique combination of DMT310’s mechanical components and chemical components, and based on our Phase 2 acne data, we believe patients will only need to apply DMT310 once-weekly to produce a desired treatment effect. The mechanical components of the Spongilla powder consist of many microscopic siliceous, needle-like spicules that, when massaged into the skin, penetrate the stratum corneum (the skin’s outermost protective layer) and create microchannels into the dermis where pro-inflammatory cytokines and bacteria reside. We believe that the penetration of the spicules also leads to the opening of microchannels, which allow oxygen to enter pilosebaceous glands, helping to kill C. acnes, which grow in an anaerobic (without oxygen) environment (C. acnes is the bacteria that cause inflammatory lesions in acne patients). The spicules also cause rejuvenation of the top layer of dead skin, thereby increasing collagen production. Additionally, we believe the newly created microchannels provide a conduit for DMT310’s naturally occurring chemical compounds to be delivered to the dermis and pilosebaceous glands, helping to kill the C. acnes and fight inflammation. In addition to these anti-microbial compounds, DMT310 also appears to have anti-inflammatory chemical compounds, as demonstrated in in vitro experiments, that inhibit inflammation through the reduction of C.acnes stimulated IL-8 production and by inhibiting IL-17A and IL-17F expression in human cell lines. Also, during in vitro studies of DMT310’s organic compounds, we observed the inhibition of the lipogenesis of sebocytes, which may translate to a reduction in sebum (an oily and waxy substance produced by the human body’s sebaceous glands) production and the oiliness of the skin in patients, which was observed by a number of clinical investigators in our Phase 2 acne studies. We believe the combination of these biological and mechanical effects could be important factors in treating multiple inflammatory skin diseases, as seen in our clinical trials.

Our second product candidate utilizing our Spongilla technology is DMT410, our combination treatment. DMT410 is intended to consist of one treatment of our proprietary sponge powder followed by one topical application of botulinum toxin for delivery into the dermis. Currently, botulinum toxin is only approved to be delivered to the dermis by intradermal injections, which can be painful for the patient and time-consuming for the physician. However, we believe DMT410’s ability to topically deliver botulinum toxin into the dermis could have similar levels of efficacy to existing delivery techniques, with fewer tolerability issues, and a quicker application time, possibly replacing the need for intradermal injections. We first tested DMT410 in a Phase 1 POC trial of axillary hyperhidrosis patients, which saw 80% of patients achieve a reduction in gravimetric sweat production greater than 50% four weeks after a single treatment. With almost 40% of the hyperhidrosis market currently being treated with intradermal injections of botulinum toxin, we believe there could be significant opportunity for DMT410 to break into this market and replace intradermal injections of botulinum toxin. Based on DMT410’s ability to effectively deliver botulinum toxin to the dermis as observed in the Phase 1 axillary hyperhidrosis trial, we also conducted a Phase 1 POC trial of DMT410 for the treatment of multiple aesthetic skin conditions, including reduction of pore size, sebum production, and fine lines, among others. In November 2021, we announced top-line results from this trial, where we saw promising data that we believe warrants further investigation of DMT410. We are currently in the process of discussing partnering opportunities with botulinum toxin companies to move the DMT410 program into Phase 2 studies.

The COVID-19 pandemic continues to have a major impact in the US and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. To date, the Company has managed delays and disruptions without significant impact in planned and ongoing preclinical and clinical trials, manufacturing or shipping. Potential impacts to our business include delays in planned and ongoing preclinical and clinical trials including enrollment of patients, disruptions in time and resources provided by independent clinical investigators, contract research organizations, and other third-party service providers, temporary closures of our facilities, disruptions or restrictions on our employees’ ability to travel, and delays in manufacturing and/or shipments to and from third-party suppliers and contract manufacturers for APIs and drug product.

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

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $9.6 million and $7.9 million for years ended December 31, 2022, and 2021, respectively, and as of December 31, 2022, we had an accumulated deficit of $45.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete development of DMT310 for the treatment of acne, including non-clinical studies and Phase 3 clinical trials;

•	prepare and file for regulatory approval of DMT310 for the treatment of moderate-to-severe acne;

•	continue development of DMT310 for the treatment of psoriasis, including a Phase 2 clinical trial and Phase 3 clinical trials, pending additional finances or strategic partner;

•	identify a botulinum toxin partner for DMT410 for the treatment of aesthetic and medical skin conditions;

•	prepare for commercialization of DMT310, if approved, including the hiring of sales and marketing personnel;

•	begin to manufacture our product candidates for Phase 2 and Phase 3 trials and commercial sale;

•	hire additional research and development and selling, general and administrative personnel;

•	maintain, expand, and protect our intellectual property portfolio; and

•	incur additional costs associated with operating as a public company.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative functions, travel expenses and recruiting expenses. Other general and administrative expenses include stock-based compensation expenses, professional fees for legal, accounting and tax related services, insurance costs, as well as payments made to consultants. We expense all general and administrative expenses as incurred.

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

Prior to our initial public offering in August 2021, we were required to periodically estimate the fair value of our common stock when issuing stock options and computing their estimated stock-based compensation expense. The fair value of common stock was determined by management on a periodic basis, with the assistance of an independent third-party valuation firm. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

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

Comparison of the Years Ended December 31, 2022, and 2021

The following table summarizes our results of operations for the years ended December 31, 2022, and 2021, respectively:

	Year Ended December 31,
	2022	2021	Difference
Operating expenses:
Research and development	$5,651,041	$3,459,340	$2,191,701
General and administrative	4,023,445	4,397,524	(374,079)
Total operating expenses	9,674,486	7,856,864	1,817,622
Losses from operations	(9,674,486)	(7,856,864)	(1,817,622)
Other income and expenses:
Interest (income) expense, net	(63,573)	45,613	(109,186)

Net loss	$(9,610,913)	$(7,902,477)	$(1,708,436)

Research and Development Expenses

Research and development expenses increased by approximately $2.2 million from $3.5 million for the year ended December 31, 2021, to $5.7 million for the year ended December 31, 2022. The increase in research and development expense was the result of $1.1 million of increased clinical trial expenses, $0.7 million of increased non-clinical expenses, $0.3 million in increased CMC expenses, as well as increased employee and personnel expenses of $0.2 million, offset by decreased stock-based compensation expense of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million from $4.4 million for the year ended December 31, 2021, to $4.0 million for the year ended December 31, 2022. The decrease in general and administrative expenses was the result of $0.8 million in decreased stock-based compensation expense, $0.2 million of decreased legal costs, and $0.1 million of decreased employee and personnel expenses, offset by increased insurance costs of $0.5 million and increased public company costs of $0.2 million.

Other income and expenses

Other income and expenses changed by $109,186 from $45,613 representing interest expense, net, for the year ended December 31, 2021, compared to interest income, net, of $63,573 for the year ended December 31, 2022. The Company opened a cash sweep account during the third quarter of 2022 and has begun earning interest income via overnight deposits. The prior year interest expense related to the amortization of debt discount and interest expense for previously outstanding debt. As of December 31, 2021, and December 31, 2022, the Company no longer had any debt outstanding.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Year Ended December 31,
	2022	2021
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(8,834,164)	$(5,693,392)
Financing activities	$4,276,652	$15,961,798
Increase (decrease) in cash and cash equivalents	$(4,557,512)	$10,268,406

Operating activities

Cash used in operations of $8.8 million for the year ended December 31, 2022, was the result of the net loss of $9.6 million and a decrease in accounts payable and accrued and other current liabilities of $0.3 million, offset by non-cash stock-based compensation of $0.9 million and a decrease in prepaid expenses and other current assets of $0.2 million.

Cash used in operations of $5.7 million for the year ended December 31, 2021, was the result of the net loss of $7.9 million and an increase in prepaid expenses and other current assets of $0.7 million, offset by non-cash stock-based compensation of $1.9 million and an increase in accounts payable and accrued and other current liabilities of $1.0 million.

Financing activities

Cash provided by financing activities of $4.3 million for the year ended December 31, 2022, was the result of the net proceeds received from the issuance of common stock and warrants issued in April 2022 from a private placement of the Company’s securities.

Cash provided by financing activities of $16.0 million for the year ended December 31, 2021, was the result of net proceeds of $15.4 million from our initial public offering, $1.6 million from the issuance of convertible subordinated promissory notes, proceeds of $0.6 million from the issuance of Series 1d Preferred Units, offset by $1.0 million payment for the redemption of 5,221,156 shares of Series 1c preferred stock and $0.6 million of principal and final payments on debt.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of December 31, 2022, our cash and cash equivalents totaled $6.2 million, and we had an accumulated deficit of $45.6 million. For the year ended December 31, 2022, and 2021, we used cash of $8.8 million and $5.7 million, respectively, in operations.

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

Future Capital Requirements

We plan to focus in the near term on the development, regulatory approval, and potential commercialization of DMT310 for the treatment of acne and psoriasis. We anticipate we will incur net losses for the next several years as we complete clinical development of DMT310 for the treatment of acne and psoriasis and continue research and development of DMT410 for the treatment of aesthetic and medical skin conditions. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional drug candidates, potentially build commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, and to pursue in licenses or acquisitions of other drug candidates.

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

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of the Company’s efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred net losses of $9.6 million and $7.9 million for the years ended December 31, 2022, and 2021, respectively, and had an accumulated deficit of $45.6 million at December 31, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of the date of this annual report:

Name	Age	Position(s)
Executive Officers
Gerald T. Proehl	63	President, Chief Executive Officer and Chairman
Kyri K. Van Hoose	44	Senior Vice President, Chief Financial Officer
Christopher J. Nardo, Ph.D.	58	Senior Vice President, Chief Development Officer
Maria Bedoya Toro Munera, Ph.D.	71	Senior Vice President, Regulatory Affairs & Quality Assurance

Directors
David Hale (2)(3)	74	Lead Director
Wendell Wierenga, Ph.D. (2)	75	Director
Kathleen Scott (1)	54	Director
Stephen J. Mento, Ph.D. (3)	71	Director
Mary Fisher (1)	61	Director
Andrew Sandler, M.D. (2)(3)	58	Director
Brittany Bradrick (1)	53	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Governance Committee.

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

Kyri K. Van Hoose became our Senior Vice President and Chief Financial Officer in September 2021. Ms. Van Hoose is a seasoned and collaborative finance and accounting professional with over 20 years of experience, including more than 15 years of accounting and finance experience in the life science industry. Prior to joining Dermata, from September 2020 to April 2021, Ms. Van Hoose served as Chief Financial Officer of TEGA Therapeutics, Inc., a private biotechnology company. Prior to TEGA, from November 2019 to April 2020, Ms. Van Hoose served as the head of finance for Curzion Pharmaceuticals, Inc., a private, rare disease company, until its acquisition by Horizon Therapeutics plc in April 2020. Ms. Van Hoose also served at Avelas Biosciences, Inc., a clinical-stage biotechnology company from December 2017 to July 2019. From September 2005 to February 2016, Ms. Van Hoose held leadership positions of increasing responsibilities at Acadia Pharmaceuticals, Inc., including Senior Director of Finance and Corporate Controller. Ms. Van Hoose began her career at Deloitte and is a licensed Certified Public Accountant (California inactive). Ms. Van Hoose earned her B.S. in Accounting at the University of Southern California and M.B.A. in Finance at University of California, Irvine.

Christopher J. Nardo, Ph.D. became our Senior Vice President and Chief Development Officer in July 2022. Dr. Nardo has more than 15 years of experience in the pharmaceutical industry. From September 2010 to May 2015, Dr. Nardo served in positions of increasing responsibility at Allergan, PLC, initially leading clinical development of BOTOX® for the treatment of Over Active Bladder from Phase 3 to product approval and launch, and ultimately leading clinical development for the aesthetic group within the Dermatology Therapeutic Area, as well as serving as Global Development Team Leader for the Allergan/Medytox collaboration including serving as the Chair of the AGN/MTX Joint Development Committee. From 2006 to 2010, Dr. Nardo served as Vice President, Clinical Operations and Biostatistics at Spectrum Pharmaceuticals, Inc. (NASDAQ: SPPI). Prior to that, Dr. Nardo held various clinical development leadership positions at CancerVax Corporation, The Immune Response Corporation, and Procter and Gamble Company (NYSE: PG). Dr. Nardo obtained a Ph.D. in Epidemiology from the Gillings School of Public Health at the University of North Carolina at Chapel Hill, his M.P.H. in Epidemiology and Biostatistics from the School of Public Health at San Diego State University, and his B.S. in Biology at Loyola Marymount University.

Maria Bedoya Toro Munera, Ph.D. became our Senior Vice President of Regulatory Affairs and Quality Assurance in January 2016. Dr. Bedoya Toro Munera has more than 30 years of experience in regulatory compliance, quality control and quality assurance within the pharmaceutical industry. From 2014 until its sale to Celgene in 2015, Dr. Bedoya Toro Munera served as Senior Vice President, Regulatory Affairs and Quality Assurance at Receptos Inc. Prior to Receptos, Inc., Dr. Bedoya Toro Munera served as Senior Vice President of Regulatory Affairs and Quality Assurance at Santarus, Inc. from June 2007 to January 2014. She previously served as Senior Director Regulatory Affairs at Eisai Medical Research Inc., from November 2006 to May 2007, moving to Eisai from Ligand Pharmaceuticals, Inc. when Ligand divested their oncology products to Eisai in November 2006. Dr. Bedoya Toro Munera worked as Senior Director Global Regulatory Affairs and Compliance at Ligand from 2003 to 2006. From 2000 to 2003, she served as Director Global Regulatory Affairs at Baxter Hyland Immuno. From 1998 to 2000, Dr. Bedoya Toro Munera worked at BASF Bioresearch Corporation as Director, Regulatory Affairs/Quality, and from 1996 to 1998, she worked as Director, Quality Assurance and Regulatory Compliance at Amylin Pharmaceuticals. From 1988 to 1996, Dr. Bedoya Toro Munera worked at Rhone-Poulenc Rorer in a number of increasingly responsible positions in regulatory compliance, quality assurance, quality control and compliance. Dr. Bedoya Toro Munera holds an M.B.A. from the University of Chicago, and a Ph.D. in bio-analytical chemistry from Ohio University. In addition, she has a M.A. in bio-analytical chemistry and a B.S. in chemistry from Western Michigan University.

Non-Employee Directors

David Hale is our co-founder and has served as a member of our board of directors since December 2014, and as Lead Director since April 2021. Mr. Hale is Chairman and CEO of Hale BioPharma Ventures, LLC a private company focused on the formation and development of biotechnology, specialty pharma, diagnostic and medical device companies. Mr. Hale is a serial entrepreneur who has been involved in the formation and development of a number of successful biomedical companies. He served as the Chairman of Santarus, Inc., a specialty biopharmaceutical company, since 2004 and a member of Santarus’ board since 2000, prior to its acquisition by Salix Pharmaceuticals, Ltd. in 2014, and as Chairman of SkinMedica, Inc., prior to its sale to Allergan in 2012, Micromet, Inc., prior to its sale to Amgen Inc. in 2012, Somaxon Pharmaceuticals, Inc., prior to its sale to Pernix Therapeutics Holdings Inc. in 2013, Crisi Medical Systems, Inc., prior to its sale to Becton Dickinson & Company in 2015, and Agility Clinical, Inc. prior to its sale to Precision Medicine Inc. in 2017. Mr. Hale is a co-founder and currently serves as Chairman of Oncternal Therapeutics, Inc. (NASDAQ: ONCT), since 2013. Mr. Hale is also a co-founder and currently serves as a director of Neurelis, Inc., a private company, and is a co-founder of Zerigo Health, Inc., Cadence, Inc., Evoke Pharma, Inc., Elevation Pharma, Inc., and Zogenix, Inc. Mr. Hale is a co-founder and serves on the Board of Directors of BIOCOM and CONNECT and is a former member of the Board of the Biotechnology Industry Organization (BIO), and the Biotechnology Institute. He has served on the Board of Rady Children’s Hospital since 1986, including Chairman of the Board from 2011 to 2015, and is founder and Chairman of the Rady Children’s Institute of Genomic Medicine. He is a member of the UCSD Rady School of Management Dean’s Advisory Council, a member of the board of the University of San Diego, and is a former Director of the San Diego Economic Development Corporation. Mr. Hale was selected as a director due to his industry and executive business experience.

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

Kathleen Scott became a director upon the effectiveness of our initial public offering in August 2021. Ms. Scott is currently the Chief Financial Officer of ARS Pharmaceuticals, Inc., a publicly traded biotech company (Nasdaq: SPRY). Prior to ARS Pharmaceuticals, Ms. Scott was the Chief Financial Officer of Neurana Pharmaceuticals from January 2017 to March 2022, Recros Medica from August 2014 to April 2021, Adigica Health from February 2016 to March 2021, Clarify Medical from August 2014 to December 2016, Oncternal Therapeutics from March 2016 to May 2016, MDRejuvena from August 2014 to August 2016, and BioSurplus from March 2010 to November 2014. Prior to BioSurplus, Ms. Scott was a Partner at RA Capital Advisors, a San Diego private investment bank providing financial advisory services. Ms. Scott spent over 15 years with RA Capital Advisors, from December 1994 to July 2010, completing billions of dollars of mergers, acquisitions, divestitures, and restructurings for a broad range of corporate clients. Ms. Scott started her career as an auditor in Arthur Andersen’s San Diego office, focusing on both public and private clients. Ms. Scott is the past board chair and current director of the YMCA of San Diego County and is a CPA and CFA charter holder. Ms. Scott graduated magna cum laude from UCLA with a B.S. in economics/business. Ms. Scott was selected as a director due to her extensive industry and financial experience.

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

Brittany Bradrick became a director in January 2022. Ms. Bradrick has served as the Chief Operating Officer and Chief Financial Officer of Neurelis, Inc. since September 2022 and the Chief Financial Officer since October 2021. Prior to joining Neurelis, Ms. Bradrick was Chief Operating Officer and Chief Financial Officer at ViaCyte Inc. from June 2020 to September 2021. Prior to Viacyte, Ms. Bradrick served in strategy and corporate development positions at Insulet Corporation as Vice President, Strategy & Corporate Development from 2016 to 2020 and as Director, Business Development & Alliance Management at Abbott Laboratories (NYSE: ABT). Prior to these positions, Ms. Bradrick was an investment banker for the life science industry at Piper Jaffray, Credit Suisse, and Chase Securities from 1997 to 2007. Ms. Bradrick began her career as a Federal Reserve Bank Examiner. Ms. Bradrick holds an M.B.A. from the Johnson Graduate School of Management at Cornell University and a B.S. in Business Administration from the University of Missouri. Ms. Bradrick was selected as a director due to her extensive industry and financial experience.

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

In accordance with the terms of our restated certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

•	The Class I directors are Andrew Sandler, and Mary Fisher; their terms will expire at the 2025 annual meeting of stockholders.

•	The Class II directors are David Hale and Steven J. Mento; their terms will expire at the 2023 annual meeting of stockholders.

•	The Class III directors are Gerald T. Proehl, Wendell Wierenga, and Kathleen Scott; their terms will expire at the 2024 annual meeting of stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and person who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. On July 7, 2022, Christopher Nardo filed a Form 4 reporting receipt of an equity grant one day late. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) filed electronically with the SEC by our executive officers and directors owning mor than 10% of our common stock and upon any written representations received from the executive officers and directors, other than as described above, to our knowledge we believe that all other Section 16(a) filing requirements were met timely in fiscal year 2022.

ITEM 11. EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the years ended December 31, 2022, and 2021. Our named executive officers, who are our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2022, were:

•	Gerald T. Proehl, President and Chief Executive Officer;

•	Kyri K. Van Hoose, our Senior Vice President and Chief Financial Officer; and

•	Christopher J. Nardo, Ph.D., our Senior Vice President and Chief Development Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the year ended December 31, 2022, and 2021:

Name and Principal Position	Year	Salary	Bonus (1)	Stock Option Awards (2)	Total

Gerald T. Proehl	2022	$317,917	$-	$152,620	$470,537
President and Chief Executive Officer	2021	135,907	-	1,162,306	1,298,213
Kyri K. Van Hoose	2022	298,750	-	49,440	348,190
Senior Vice President, Chief Financial Officer (3)	2021	78,750	28,800	354,900	462,450
Christopher J. Nardo, Ph.D.	2022	297,917	-	63,390	361,307
Senior Vice President, Chief Development Officer	2021	270,000	86,400	322,504	678,904

(1)

Mr. Proehl’s bonus for 2021 was remunerated in fully vested stock options. All stock options are granted pursuant to our 2021 Plan. Ms. Van Hoose and Dr. Nardo’s bonuses for 2021 were paid in cash. No bonuses were paid for 2022.

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

Employment Arrangements with our Named Executive Officers

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

Christopher J. Nardo, Ph.D.

On August 17, 2021, we entered into an employment agreement with Dr. Nardo, which was subsequently amended on December 6, 2021, January 1, 2022, and July 1, 2022 (as amended, the Nardo Agreement). Dr. Nardo holds the position of Senior Vice President, Chief Development Officer and receives a base salary of $320,000 annually. In addition, Dr. Nardo is eligible to receive an annual bonus, with a target amount equal to forty percent (40%) of Dr. Nardo’s base salary. The actual amount of each annual bonus will be based upon the level of achievement of our corporate objectives and Dr. Nardo’s individual objectives, in each case, as established by us and Dr. Nardo for the calendar year with respect to which the annual bonus relates. The determination of the level of achievement of the corporate objectives and the Dr. Nardo’s individual performance objectives for a year shall be made by us in our reasonable discretion. In addition, pursuant to the terms of his employment agreement, Dr. Nardo is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Dr. Nardo is also eligible to participate in any executive benefit plan or program we adopt.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our Named Executive Officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2022:

	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Vesting
Name	Exercisable	Unexercisable	Price	Date	Schedule

Gerald T. Proehl	7,181	3,746	$6.31	3/31/26	(1)
	23,373	25,407	6.31	3/31/26	(2)
	9,756	-	5.74	3/31/31	(3)
	9,756	-	5.74	3/31/31	(4)
	28,389	9,463	5.74	3/31/31	(5)
	49,462	-	5.74	3/31/31	(6)
	4,517	-	2.07	1/2/27	(9)
	197,610	-	1.88	1/2/32	(10)
		42,141	2.07	1/2/27	(10)
		57,859	1.88	1/2/32	(10)

Kyri K. Van Hoose	23,437	51,563	5.39	8/31/31	(7)
	-	30,000	1.88	1/2/32	(10)

Christopher J. Nardo, Ph.D.	2,439	-	5.74	3/31/31	(8)
	6,097	-	5.74	3/31/31	(3)
	6,097	-	5.74	3/31/31	(4)
	18,292	6,098	5.74	3/31/31	(5)
	1,585	-	5.74	3/31/31	(6)
	11,686	12,704	5.74	3/31/31	(2)
	-	30,000	1.88	1/2/32	(10)
	-	30,000	0.51	6/30/32	(11)

_____________

(1)	This stock option award was granted March 31, 2021. The stock option vests in 35 equal monthly installments commencing January 11, 2021.
(2)	This stock option award was granted March 31, 2021. The stock option vests in 48 equal monthly installments commencing January 1, 2021.
(3)	This stock option award was granted March 31, 2021. The stock option vests in 48 equal monthly installments commencing January 1, 2018.
(4)	This stock option award was granted March 31, 2021. The stock option vests in 48 equal monthly installments commencing December 19, 2018.
(5)	This stock option award was granted March 31, 2021. The stock option vests in 48 equal monthly installments commencing December 11, 2019
(6)	This stock option award was granted March 31, 2021 and was fully vested at issuance.
(7)	This stock option award was granted September 1, 2021. The stock option vests in 48 equal monthly installments commencing September 1, 2021.
(8)	This stock option award was granted on March 31, 2021 and is fully vested. The stock option vested in 48 equal monthly installments commencing September 1, 2017.
(9)	This stock option award was granted January 3, 2022 and was fully vested at issuance.
(10)

This stock option award was granted January 3, 2022. The stock option vests 40% at the first anniversary date of the stock option grant with the remaining 60% vesting over the remaining 36 months for a total vest period of 48 months.

(11)

This stock option award was granted July 1, 2022. The stock option vests 25% at the first anniversary date of the stock option grant with the remaining vesting in 36 equal monthly installments commencing July 1, 2022.

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding option awards during the year ended December 31, 2022.

Director compensation

The following table shows for the fiscal year ended December 31, 2022, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned Paid in Cash (1)	Stock Awards (2)	Stock Option Awards		Total
David Hale	$18,125	$54,750	$7,540	(3)	$80,415
Wendell Wierenga Ph.D.	12,500	37,500	7,540	(3)	57,540
Kathleen Scott	34,375	20,625	7,540	(3)	62,540
Steven J. Mento Ph.D.	45,813	-	7,540	(3)	53,353
Mary Fisher	29,688	17,812	7,540	(3)	55,040
Andrew Sandler M.D.	30,563	18,375	7,540	(3)	56,478
Brittany Bradrick	17,813	17,812	12,040	(3)	47,665

____________________________

(1)	Board of Director fees earned or paid in cash were for calendar year 2022, representing fees earned by our Directors.
(2)

Amounts in this column reflect the grant date fair value of RSUs granted to our non-employee directors. These amounts have been computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of the foregoing RSU awards, see Note 1 to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

(3)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2022. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are described in the notes to our financial statements included elsewhere in this document. This amount does not reflect the actual economic value that will be realized by the Directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(4)	These stock option awards were granted on January 12, 2022, with a vesting schedule of 1/12th vesting monthly.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	8,050,139	$4.04	455,539
Equity compensation plans not approved by security holders	-	-	-
Total

(1)	The amounts shown in this row include securities under the 2021 Plan.
(2)

In accordance with the “evergreen” provision in the 2021 Plan, an additional 123,218 shares were automatically made available for issuance on the first day of 2023, which represents 1% of the number of shares outstanding on December 31, 2022; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of February 14, 2023, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 12,321,848 shares of common stock outstanding as of February 14, 2023. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of February 14, 2023, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
5% or Greater Stockholders
Proehl Investment Ventures LLC	2,933,531	(3)(4)	23.8%
Named Executive Officers and Directors
Gerald T. Proehl	3,724,819	(3)(4)(5)	28.9%
Christopher J. Nardo, Ph.D.	91,322	(6)	*
Kyri K. Van Hoose	43,187	(7)	*
David Hale	717,388	(8)(9)(10)	5.8%
Wendell Wierenga Ph.D.	84,470	(11)	*
Kathleen Scott	44,584	(12)	*
Steven J. Mento, Ph.D.	15,000	(13)	*
Mary Fisher	38,443	(14)	*
Andrew Sandler M.D.	39,184	(15)	*
Brittany Bradrick	33,443	(16)	*
All Executive Officers and Directors as a group (11 persons)	4,831,840		36.4%

*	Less than 1%.

(1)

Unless noted otherwise, the address of all listed stockholder is 3525 Del Mar Heights Rd., #322, San Diego, CA 92130. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

(2)

We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of February 14, 2023, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

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

(4)

Includes (i) 2,905,544 shares of common stock held by Proehl Investment Ventures LLC, (ii) 27,987 shares of common stock issuable upon exercise of warrants held by Proehl Investment Ventures LLC that are exercisable within 60 days of February 14, 2023.

107

(5)

Includes (i) 59,512 shares of common stock held by Mr. Proehl, (ii) 383,510 shares of common stock issuable upon exercise of stock options held by Mr. Proehl exercisable within 60 days of February 14, 2023, (iii) 8,928 shares of common stock held by Mr. Proehl as Trustee of the Megan Proehl Wilder 2020 Irrevocable Trust, (iv) 17,857 shares of common stock held by Mr. Proehl as Trustee of the Allison Taylor Proehl 2020 Irrevocable Trust, (v) 35,767 shares of common stock held by Mr. Proehl as Trustee of the Sean Michael Proehl Irrevocable Trust Dated December 18, 2020, and (vi) 142,857 shares of common stock and warrants to purchase up to 142,857 shares of Common Stock held by Mr. Proehl as Trustee of the Proehl Family Trust. Does not include 85,150 shares of common stock issuable upon exercise of stock options held by Mr. Proehl that are not exercisable within 60 days of February 14, 2023.

(6)

Includes (i) 25,121 shares of common stock held by Dr. Nardo, (ii) 63,762 shares of common stock issuable upon exercise of stock options held by Dr. Nardo exercisable within 60 days of February 14, 2023, and (iii) 2,439 shares of common stock held by Dr. Nardo as Co-Trustee of the Nardo Family Trust Dated October 3, 2001. Does not include 161,236 shares of common stock issuable upon exercise of stock options held by Dr. Nardo that are not exercisable within 60 days of February 14, 2023.

(7)

Includes 43,187 shares of common stock issuable upon exercise of stock options held by Ms. Van Hoose exercisable within 60 days of February 14, 2023. Does not include 161,813 shares of common stock issuable upon exercise of stock options held by Ms. Van Hoose that are not exercisable within 60 days of February 14, 2023.

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

(9)

Includes (i) 532,925 shares of common stock held by Hale BioPharma Ventures LLC, and (ii) 3,048 shares of common stock held by Hale BioPharma Ventures LLC issuable upon exercise of warrants exercisable within 60 days of February 14, 2023.

(10)

Includes (i) 75,720 shares of common stock held by Mr. Hale, (ii) 22,072 shares of common stock issuable upon exercise of stock options held by Mr. Hale exercisable within 60 days of February 14, 2023, (iii) 12,195 shares of common stock held by a limited partnership of which Mr. Hale serves as the General Partner and as such, has voting and dispositive control over the shares of common stock, and (iv) 35,714 shares of common stock and warrants to purchase up to 35,714 shares of Common Stock held by Mr. Hale as Trustee of the Hale Family Trust.

(11)

Includes (i) 62,398 shares of common stock held by Dr. Wierenga and (ii) 22,072 shares of common stock issuable upon exercise of stock options held by Dr. Wierenga exercisable within 60 days of February 14, 2023.

(12)

Includes (i) 2,439 shares of common stock held by Ms. Scott as Trustee of the Scott 2008 Trust dated 3/28/08, (ii) 27,145 shares of common stock held by Ms. Scott, and (iii) 15,000 shares of common stock issuable upon exercise of stock options held by Ms. Scott exercisable within 60 days of February 14, 2023.

(13)	Includes 15,000 shares of common stock issuable upon exercise of stock options held by Dr. Mento exercisable within 60 days of February 14, 2023.

(14)

Includes (i) 23,443 shares of common stock held by Ms. Fisher and (ii) 15,000 shares of common stock issuable upon exercise of stock options held by Ms. Fisher exercisable within 60 days of February 14, 2023.

(15)

Includes (i) 24,184 shares of common stock held by Dr. Sandler and (ii) 15,000 shares of common stock issuable upon exercise of stock options held by Dr. Sandler exercisable within 60 days of February 14, 2023.

(16)

Includes (i) 23,443 shares of common stock held by Ms. Bradrick and (ii) 15,000 shares of common stock issuable upon exercise of stock options held by Ms. Bradrick exercisable within 60 days of February 14, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2022 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements with our Named Executive Officers which are described under “Executive Compensation.”

Sean Proehl

Sean Proehl, the son of Gerald T. Proehl, our Chief Executive Officer, is currently employed as our Senior Director, Legal & Business Development. Mr. Sean Proehl receives a salary of $168,000 a year. In addition, Mr. Sean Proehl is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion.

Policies and Procedures for Related Party Transactions

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022, and 2021, and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to: (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties. All related-party transactions may only be consummated if our audit committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the audit committee that considers the transaction.

Director Independence

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

Year ending December 31,	2022	2021
Audit fees (1)	$423,928	$436,064
Audit related fees	-	-
Tax fees	25,522	78,812
All other fees	-	-
Total	$449,450	$514,876

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

Auditor Independence

In our fiscal year ended December 31, 2022, there were no other professional services provided by Mayer Hoffman McCann, P.C. that would have required our audit committee to consider their compatibility with maintaining the independence of Mayer Hoffman McCann, P.C.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Mayer Hoffman McCann, P.C. for our fiscal year ended December 31, 2022, were pre-approved by our Board of Directors and/or Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Mayer Hoffman McCann, P.C. appear at pages F-1 through F-26 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

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

3.2

Amendment No. 1 of the Amended and Restated Certificate of Incorporation of Dermata Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on July 11, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2022).

3.3	Amended and Restated Bylaws of Dermata Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

3.4

Amendment No. 1 to the Amended and Restated Bylaws of Dermata Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2022).

4.1

Specimen Certificate representing shares of common stock of Dermata Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

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

111

4.5

Form of Warrant Agency Agreement between Dermata Therapeutics, Inc. and Direct Transfer, LLC entered into in connection with the Company’s Initial Public Offering (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

4.6	Form of Common Stock Warrant issued in Registered Direct Offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

4.7	Form of Pre-Funded Warrant issued in Registered Direct Offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

4.8	Description of Securities.*

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

10.3

Amendment No. 1 to the Dermata Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.4

Form of Nonqualified Stock Option Award under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.5

Form of Incentive Stock Option Award under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.6

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Gerald T. Proehl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.7

Form of Employment Agreement dated August 17, 2021 by and between Dermata Therapeutics, Inc. and Christopher J. Nardo, M.P.H., Ph.D. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.8

Amendment No. 1 dated December 6, 2021 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher J. Nardo (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021). †

10.9

Amendment No. 2 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher J. Nardo (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).†

10.10

Amendment No. 3 dated July 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher Nardo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022). †

112

10.11

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Maria Bedoya Toro Munera, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.12

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Maria Bedoya Toro Munera, Ph.D. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022)*†

10.13

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.14

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022). †

10.15

Supply Agreement between Dermata Therapeutics LLC and Reka-Farm LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.16

License Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of March 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.17

Amended and Restated Annex A to the License Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of March 31, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

10.18

License Amendment and Settlement Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of June 4, 2019 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.19

Amendment to the License Amendment and Settlement Agreement between Dermata Therapeutics, Inc. and Villani, Inc., dated July 30, 2021 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.20

Form of Securities Purchase Agreement Dated April 20, 2022 between Dermata Therapeutics, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.21

Form of Registration Rights Agreement dated April 20, 2022 between Dermata Therapeutics, Inc. and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.22

Form of Placement Agent Agreement dated April 20, 2022 between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

113

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

ITEM 16. FORM 10-K SUMMARY

None.

114

DERMATA THERAPEUTICS, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2022, and 2021, and the

Years Ended December 31, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dermata Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dermata Therapeutics, Inc. (formerly Dermata Therapeutics, LLC) (“Company”) as of December 31, 2022, and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann, P.C.

San Diego, California

February 21, 2023

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Balance Sheets

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$6,241,294	$10,798,806
Prepaid expenses and other current assets	703,194	825,134
Total assets	$6,944,488	$11,623,940

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$496,702	$515,245
Accrued and other current liabilities	425,932	1,001,591
Total liabilities	922,634	1,516,836
Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized, and 12,321,848 shares issued and outstanding as of December 31, 2022; and 90,000,000 shares authorized and 8,328,629 shares issued and outstanding as of December 31, 2021, respectively	1,232	833
Additional paid-in capital	51,613,810	46,088,546
Accumulated deficit	(45,593,188)	(35,982,275)
Total stockholders’ equity	6,021,854	10,107,104
Total liabilities and stockholders’ equity	$6,944,488	$11,623,940

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Operations

	For the year ended December 31,
	2022	2021
Operating expenses:
Research and development	$5,651,041	$3,459,340
General and administrative	4,023,445	4,397,524
Total operating expenses	9,674,486	7,856,864
Loss from operations	(9,674,486)	(7,856,864)
Other income and expenses:
Interest (income) expense, net	(63,573)	45,613
Net loss	$(9,610,913)	$(7,902,477)
Deemed dividend upon the redemption of 5,221,156 shares of Series 1c preferred stock (see Note 6)	$-	$269,038
Deemed dividend upon the amendment of terms of the Series 1d convertible preferred stock (see Note 6)	$-	$2,293,199
Net loss attributable to common stockholders	$(9,610,913)	$(10,464,714)

Net loss per share of common stock, basic and diluted	$(0.87)	$(2.43)
Weighted-average basic and diluted common units/shares	11,050,662	4,302,232

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Stockholder’s Equity (Deficit)

	Class A Common		Class B Common		Series 1 Preferred		Series 1a Preferred		Series 1a Warrants		Series 1b Preferred		Series 1c Preferred		Series 1d Preferred		Preferred Stock		Preferred Stock Warrants		Common Stock		Additional
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	508,777	$10,430	1,767,477	$2,342,853	6,906,244	$6,833,877	5,018,750	$4,380,081	1,419,228	$723,431	6,500,000	$4,119,595	46,553,188	$6,491,592										$(28,079,798)	$(3,177,939)
Series 1d Preferred Units issued															6,065,989	$5,034,801									$5,034,801
Class B Common Units forfeited			(22,494)																						-
Conversion of Common Units to Common Stock	(508,777)	$(10,430)	(1,744,983)	$(2,342,853)																	1,911,009	$191	2,353,092		-
Conversion of Preferred Units to Preferred Stock					(6,906,244)	$(6,833,877)	(5,018,750)	$(4,380,081)			(6,500,000)	$(4,119,595)	(46,553,188)	$(6,491,592)	(6,065,989)	$(5,034,801)	71,044,171	$7,104					26,852,842		-
Conversion of Warrant Units to Preferred Stock									(1,419,228)	$(723,431)									1,419,228	$142			723,289		-
Redemption of Series 1c preferred shares																	(5,221,156)	$(522)					(999,478)		$(1,000,000)
Conversion of Preferred Stock to Common Stock																	(65,823,015)	$(6,582)			3,813,973	$381	6,200		-
Conversion of Preferred Stock Warrants to Common Stock Warrants																			(1,419,228)	$(142)			142		-
Conversion of Convertible Debt to Common Stock																					32,219	$3	180,430		$180,434
Issuance of Common Stock and warrants, net issuance costs																					2,571,428	$257	15,385,306		$15,385,563
Stock-based compensation																							1,586,722		$1,586,722
Net loss																								$(7,902,477)	$(7,902,477)
Balance at December 31, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	8,328,629	$833	46,088,546	$(35,982,275)	$10,107,104
Issuance of common stock and warrants, net of issuance costs																					898,585	$90	4,276,275		4,276,365
Issuance of common stock upon exercise of pre-funded warrants																					2,875,000	$287	-		287
Issuance of restricted stock unit awards																							166,875		166,875
Issuance of common stock upon conversion of restricted stock units																					219,634	$22	(22)		-
Stock-based compensation																							1,082,136		1,082,136
Net loss																								$(9,610,913)	(9,610,913)
Balance at December 31, 2022	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	12,321,848	$1,232	51,613,810	$(45,593,188)	$6,021,854

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

(FORMERLY DERMATA THERAPEUTICS, LLC)

Statements of Cash Flows

	For the year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,610,913)	$(7,902,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	930,325	1,905,408
Amortization of debt discount costs	-	14,126
Increase/(decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	121,940	(750,081)
Accounts payable	(18,543)	410,969
Accrued and other current liabilities	(256,973)	628,663
Net cash used in operating activities:	(8,834,164)	(5,693,392)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	4,276,365	15,385,563
Proceeds from issuances of common stock upon exercises of pre-funded warrants	287	-
Redemption of Series 1c preferred stock	-	(1,000,000)
Payments on debt	-	(556,482)
Net proceeds from issuance of convertible subordinated promissory notes	-	1,562,717
Proceeds from issuance of Series 1d preferred units	-	570,000
Net cash provided by financing activities:	4,276,652	15,961,798
Net increase (decrease) in cash and cash equivalents	(4,557,512)	10,268,406
Cash and cash equivalents at beginning of period	10,798,806	530,400
Cash and cash equivalents at end of period	$6,241,294	$10,798,806

Supplemental disclosures:
Cash paid for interest	$-	$1,420
Cash paid for taxes	$950	$1,400
Non-cash financing activities:
Conversion of common and preferred units and warrants to common and preferred stock and warrants	$-	$29,936,660
Conversion of convertible subordinated promissory notes to Series 1d preferred units	$-	$4,464,801
Deemed dividend upon amendment to the terms of the Series 1d convertible preferred stock	$-	$2,293,199
Conversion of convertible subordinated promissory notes and accrued interest to common shares at IPO	$-	$180,434
Conversion of preferred stock to common stock at IPO	$-	$6,582

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of December 31, 2022, cash and cash equivalents totaled $6.2 million, and the Company had an accumulated deficit of $45.6 million. For the years ended December 31, 2022, and 2021, the Company used cash of $8.8 million and $5.7 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the third quarter of 2023. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in August 2021, approximately $2.6 million of offering costs related to the IPO were reclassified to additional paid-in capital. As of December 31, 2021, the Company had deferred financing costs of $0.06 million and as of December 31, 2022, the Company had no deferred financing costs.

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

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s cash sweep account is considered tier Level 1 since quoted prices are available in active and observable markets. The Company believes the carrying amount of cash and cash equivalents, accounts payable, and accrued expenses approximate their estimated fair values due to the short-term maturities of these financial instruments.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the years ended December 31, 2022, and 2021, comprehensive loss was equal to the net loss.

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

	Year Ended December 31,
	2022	2021

Net loss	$(9,610,913)	$(7,902,477)
Deemed dividend upon redemption of 5,221,156 shares of Series 1c convertible preferred stock	$-	$269,038
Deemed dividend upon amendment of the terms to the Series 1d convertible preferred stock	$-	$2,293,199

Net loss attributable to common stockholders	$(9,610,913)	$(10,464,714)

Basic and diluted net loss per common unit/share	$(0.87)	$(2.43)
Weighted-average basic and diluted common units/shares	11,050,662	4,302,232

The common unit or share equivalents that are not included in the calculation of diluted net loss per common unit or share but could potentially dilute basic earnings per share in the future are as follows:

	As of December 31,
	2022	2021

Common Stock Options	1,056,326	523,199
Common Stock Warrants	6,993,813	3,091,657
Total potentially dilutive securities	8,050,139	3,614,856

Recently Adopted Accounting Pronouncements

For the year ended December 31, 2022, the Company has reviewed recent accounting standards and does not expect the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial position and results of operations.

3. Balance Sheet Details

The following provides certain balance sheet details:

	As of December 31,
	2022	2021

Prepaid expenses and other current assets
Prepaid insurance	$586,407	$769,416
Prepaid research and development costs	92,581	-
Prepaid other	11,604
Interest receivable	12,602
Deferred offering costs	-	55,718
Total prepaid expenses and other current assets	$703,194	$825,134

Accrued and other current liabilities
Accrued research and development costs	$254,787	$235,384
Accrued compensation and benefits	170,389	766,207
Accrued other	756
Total accrued and other current liabilities	$425,932	$1,001,591

4. Subordinated Convertible Promissory Notes

In July and October 2020, the Company issued an aggregate of $3,000,000 of subordinated convertible promissory notes (the “Notes”). Notes in the amount of $1,145,000 were issued to existing investors who are also related parties (See Note 11 - Related Parties), $1,730,000 were issued to existing investors who are not related parties and notes in the amount of $125,000 were issued to new investors. The Notes bore interest at 4% per annum and were to mature on July 17, 2021. The Notes were subordinated to the Company’s long-term debt and were convertible into a qualified Series A financing of at least $10 million at a 20% discount to the lowest price per unit paid by investors for that financing. Under authoritative accounting guidance, this contingent beneficial conversion feature was to be measured and recognized when the contingency is resolved. The Notes were recorded upon issuance net of debt discount costs of $28,301. The Company recognized $16,888 of amortized debt discount costs during the year ended December 31, 2021, related to the Notes.

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

As of December 31, 2022, and 2021, the Company had no promissory notes outstanding.

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

In connection with the Loan and Security Agreement, SVB also received warrant units to purchase, at any time after February 9, 2017, and prior to February 9, 2027, 187,978 Series 1a Preferred Units or the equivalent Series A Preferred Units had they purchased Series 1a Preferred Units, if Series A Preferred Units are issued, at a price of $1.00 per unit. The estimated fair value of these warrant units of $104,630 (See Note 6 – Equity Securities), as well as costs associated with the term loan, including provision for a final payment of $225,000, were recorded as a discount to outstanding debt and amortized to interest expense utilizing the effective interest method over the underlying term of the loan.

In June 2019, the Company and SVB entered into a First Amendment to the Loan and Security Agreement whereby if the Company did not achieve certain capital milestones by December 1, 2019, term loan principal payments would be deferred from December 21, 2019 through May 1, 2020 with the deferred principal payments being payable in equal monthly installments, in addition to those principal payments already scheduled to be paid, starting on June 1, 2020 and extending through the February 9, 2021 maturity date of the term loan. In addition, if those principal payments were deferred for that six-month period, a non-refundable amendment fee of $100,000 would be due and payable on the earliest to occur of the maturity date, the prepayment of the term loan or the occurrence of an event of default. The capital milestones were not achieved by December 1, 2019, and, therefore, the defined principal repayments were deferred.

The non-refundable amendment fee of $100,000, as well as $12,280 of costs associated with the amendment, were recorded as a discount to outstanding debt and were amortized to interest expense utilizing the effective interest method over the remaining underlying term of the loan.

In January and February 2021, the Company paid the final principal payments of $231,482 under the SVB Loan and Security Agreement. The Company also paid the final payment fee of $225,000 in February 2021 and the amendment fee of $100,000 in March 2021. For the year ended December 31, 2021, the Company paid a total of $556,482 to SVB as final payments for its long-term debt.

As of December 31, 2022, and 2021, the Company had no long-term debt outstanding.

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

On April 25, 2022, the Company closed a private placement (“PIPE”), in which it sold 898,585 shares of its common stock together with 2,875,000 pre-funded warrants to purchase one share of common stock with an exercise price of $0.0001 per share (“Pre-funded Warrant”), and 3,773,585 warrants to purchase one share of common stock with an exercise price of $1.325 per share (“PIPE Common Warrant”) at a combined offering price of $1.325. The Company received net cash proceeds of approximately $4.3 million from the PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The PIPE Common Warrant related to this private placement will expire on May 12, 2027. During the quarter ended June 30, 2022, 875,000 of the Pre-funded Warrants were exercised. Further, during the quarter ended September 30, 2022, 2,000,000 of the Pre-funded Warrants were exercised. No Pre-Funded Warrants were outstanding as of December 31, 2022.

The Company’s total common stock issued and outstanding was 12,321,848 and 8,328,629 shares as of December 31, 2022, and 2021, respectively.

Series 1 Preferred Units

From the Company’s formation on December 8, 2014, through 2016, the Company issued 6,906,244 Series 1 Preferred Units for net consideration of $6,833,877. The Company’s Series 1 Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1 Preferred Units were outstanding as of December 31, 2022, and 2021.

Series 1a Preferred Units

In 2016, the Company issued 5,000,000 Series 1a Preferred Units in exchange for cash of $5,000,000 and net of issuance costs of $19,868. Purchasers of the Series 1a Preferred Units also received 1,250,000 Warrant Units to purchase an additional amount of Series 1a Preferred Units. The estimated fair value of the warrant units was recorded as a separate component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020, with an offset to the Series 1a proceeds. In June 2020, 18,750 of the warrants were exercised for consideration of $18,750, which consideration was received in July 2020. The Company’s Series 1a Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1a Preferred Units were outstanding as of December 31, 2022, and 2021.

Series 1b Preferred Units

In 2018, the Company issued 6,500,000 Series 1b Preferred Units in exchange for cash of $6,500,000 and net of issuance costs of $40,405. Purchasers of the Series 1b Preferred Units also received 1,268,279 Class B Common Units. The estimated fair value of the Class B Common units has been recorded as a component of members’ equity (deficit) in the accompanying balance sheet as of December 31, 2020, with an offset to the Series 1b proceeds. The Company’s Series 1b Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1b Preferred Units were outstanding as of December 31, 2022, and 2021.

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

The Company’s Series 1c Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1c Preferred Units were outstanding as of December 31, 2022, and 2021.

Series 1d Preferred Units

In March 2021, the Company issued 686,742 Series 1d Preferred Units at a cost of $0.83 per unit for total proceeds of $570,000. In addition, as described in Note 4 – Subordinated Convertible Promissory Notes, as of March 15, 2021, $4,391,000 of convertible promissory notes, along with related interest of $73,801, were converted into 5,379,247 Series 1d Preferred Units. The outstanding Series 1d Preferred Units were converted to preferred stock during the first quarter of 2021. Additionally, in August 2021, the Company converted all preferred stock into common stock. No Series 1d Preferred Units were outstanding as of December 31, 2022, and 2021.

Class A Common Units

During 2014 and 2015, the Company issued 508,777 Class A Common Units in exchange for consideration of $10,430. The Class A Common Units outstanding converted to common stock during the first quarter of 2021. No Class A Common Units were outstanding as of December 31, 2022, and 2021.

Class B Common Units

The Company had 1,767,477 Class B Common Units outstanding as of December 31, 2020. This includes 133,953 Class B Common Units issued for consideration of $2,853 and 1,268,279 Class B Common Units issued in connection with the issuance of the Series 1b Preferred Units, which were assigned an estimated fair value of $2,340,000. The remaining 365,245 Class B Common Units were issued as a profits interest as that term is defined by Revenue Procedure 93-27, 1993-2 C.B. 343, as clarified by Revenue Procedure 2001-43, 2001-2 C.B. 191, with participation thresholds from $0.001 to $0.36. During the first quarter 2020, the Company issued 2,439 Class B Common Units, all of which represented a profits interest. During the first quarter of 2021, 22,494 Class B Common Units were forfeited as a result of employee resignations. The remaining Class B Common Units outstanding converted to common stock during the first quarter of 2021. No Class B Common Units were outstanding as of December 31, 2022, and 2021.

Liquidation Preference

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to liquidation preferences contained herein. So long as there were no Series A Preferred Units outstanding at the time of a liquidity event, any liquidity event proceeds would have been distributed as follows: First, the Series 1d Preferred Units had a two times preference in liquidation over the Series 1c Preferred Units and then participated with the Series 1c, 1b and 1a Preferred Units once the Series 1c Preferred Unit preferences had been satisfied. Second, proceeds to Series 1c Preferred Unit holders sufficient to cover two times their Series 1c investment; third, proceeds to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders sufficient to cover interest at the rate of 8% per annum on the Series 1 Preferred Units, the Series 1a Preferred Units, the Series 1b Preferred Units, the Series 1c Preferred Units, and Series 1d Preferred Units; fourth, proceeds to the Series 1, Series 1a, Series 1b and Series 1c Preferred Unit holders sufficient to cover the unit value of Series 1 Preferred Units, Series 1a Preferred Units, Series 1b Preferred Units, Series 1c Preferred Units, and Series 1d Preferred Units; fifth, to Class A and Class B Common holders proceeds sufficient to cover their pro-rata portion of distributions made to Series 1, Series 1a, Series 1b, Series 1c, and Series 1d Preferred Unit holders, provided that no Class B Common Units would share in any distribution until after the point at which the amount per Class A Common Unit exceeds the amount of such Class B Common Unit’s Participation Threshold; and sixth, a pro-rata distribution of the remaining proceeds to all equity holders. Upon the issuance of Series A Preferred Units, each Series 1 Preferred Unit, each Series 1a Preferred Unit, each Series 1b Preferred Unit, each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically converted into the number of Series A Preferred Units equal to the sum of the unit value of the Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units plus all accumulated preferred return as of the conversion date that would have been due with respect to such Series 1, Series 1a, Series 1b, Series 1c or Series 1d Preferred Units in the case of a liquidity event. As of December 31, 2022, and 2021, no Series A Preferred Units had been issued, and no preferred stock remained outstanding.

Conversion Rights

Prior to the Company’s IPO in August 2021, the Company’s preferred units were subject to conversion rights contained herein. Upon the first issuance by the Company of any Series A Preferred Units, each Series 1 Preferred Unit and each Series 1a Preferred Unit and each Series 1b Preferred Unit and each Series 1c Preferred Unit and each Series 1d Preferred Unit would have automatically been converted into the number of Series A Preferred Units equal to the sum of the Unit Value with respect to such Series 1 Preferred Unit or Series 1a Preferred Unit or Series 1b Preferred Unit or Series 1c Preferred Unit or Series 1d Preferred Unit as of the conversion date divided by the product of 0.80 multiplied by the Unit Value of the Series 1 Preferred Units or Series 1a Preferred Units or Series 1b Preferred Units or Series 1c Preferred Units or Series 1d Preferred Unit issued on the conversion date. The Series A Preferred Units issued to the Series 1 Preferred Members and Series 1a Preferred Members and Series 1b Preferred Members and Series 1c Preferred Members and Series 1d Preferred Members upon conversion of such Series 1 Preferred Units and Series 1a Preferred Units and such Series 1b Preferred Units and Series 1c Preferred Units and Series 1d Preferred Units would have had the same rights, privileges and preferences as the other Series A Preferred Units issued by the Company on the conversion date. The Company considered the classification of the Preferred Units and concluded that they were appropriately included as a component of equity since each class of Preferred Units participates in the same form of consideration received upon a change in control. As of December 31, 2022, and 2021, no preferred units or stock remained outstanding.

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

The Company evaluated the terms of the warrants issued at the IPO and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Since the Company determined that the warrants were equity classified, the Company recorded the proceeds from the IPO, net of issuance costs, within common stock at par value and the balance of proceeds to additional paid in capital. The fair value of each warrant on August 17, 2021, was $0.9995 based on the closing trading price on that day.

As of December 31, 2022, the outstanding warrants are exercisable into 2,957,142 shares of common stock whose fair value was $0.409 per share, based on the closing trading price on that day.

As of December 31, 2022, the Company had 2,957,142 warrants outstanding resulting from the IPO with an exercise price of $7.00 and which expire August 17, 2026.

Underwriter IPO Warrants

Upon the closing of the Company's IPO in August 2021, the Company issued to the underwriters warrants to purchase 128,571 of shares of common stock at an exercise price equal to 115% of the public offering price, or $8.05 per share, exercisable for a period of five years, or until August 2026.

As of December 31, 2022, the Company had 128,571 warrants outstanding resulting from the underwriter IPO warrants with an exercise price of $8.05 and which expire August 17, 2026. As of December 31, 2022, the outstanding warrants are exercisable for 128,571 shares of common stock whose fair value was $0.409 per share, based on the closing trading price on that day.

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

As of December 31, 2022, the Company had 65,303 common warrants outstanding related to the prior Class B Common Units with an exercise price of $5.74 and which expire December 31, 2024. As of December 31, 2022, the outstanding warrants are exercisable into 65,303 shares of common stock whose fair value was $0.409 per share, based on the closing trading price on that day.

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

In connection with the Loan and Security Agreement, SVB also received Warrant Units to purchase, at any time after February 9, 2017, and prior to February 9, 2027, 187,978 Series 1a Preferred Units or the equivalent Series A Preferred Units had they purchased Series 1a Preferred Units, if Series A Preferred Units are issued, at an exercise price of $1.00 per unit. On March 24, 2021, in connection with the conversion from an LLC to a C-Corporation, each warrant to purchase Series 1a Preferred Units in the LLC was automatically converted into a warrant to purchase, upon the same terms and conditions, shares of Series 1a Preferred Stock of the Company.

In July 2021, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-20.5, and the conversion ratio of the preferred stock was adjusted accordingly. In August 2021, in connection with the Company’s IPO, the outstanding Series 1a preferred warrants were converted into 69,212 common warrants.

As of December 31, 2022, the Company had 69,212 common warrants outstanding related to the prior Series 1a preferred warrants with an exercise price of $20.50 and which expire November 15, 2026. As of December 31, 2022, the outstanding warrants are exercisable into 69,212 shares of common stock whose fair value was $0.409 per share, based on the closing trading price on that day.

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

During the quarter ended June 30, 2022, 875,000 of the Pre-funded Warrants were exercised. During the quarter ended September 30, 2022, the remaining 2,000,000 Pre-funded Warrants were exercised. No additional Pre-funded Warrants are outstanding as of December 31, 2022.

As of December 31, 2022, the Company had 3,773,585 PIPE Common Warrants outstanding with an exercise price of $1.325 and which expire May 13, 2027. As of December 31, 2022, the outstanding PIPE Common Warrants are exercisable into 3,773,585 shares of common stock whose fair value was $0.409 per share, based on the closing trading price on that day.

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

As of December 31, 2022, there remain an additional 455,539 shares reserved for issuance under the 2021 Plan.

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Year Ended December 31,
	2022	2021
Grant date fair value	$1.46	$4.87
Risk-free interest rate	1.5%	0.92%
Dividend yield	0.00%	0.00%
Expected life in years	5.4	5.7
Expected volatility	123%	122%

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

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	As of December 31,
	2022	2021
Research and development	$218,324	$354,201
General and administrative	712,001	1,551,207
	$930,325	$1,905,408

As of December 31, 2022, total unrecognized compensation cost related to stock options was approximately $0.9 million and the weighted average period over which this cost is expected to be recognized is 2.4 years.

Stock Award Activity

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Balance at December 31, 2021	523,199	$5.84	8.8
Options granted	533,127	1.75	8.6
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at December 31, 2022	1,056,326	$3.77	8.2

Options exercisable at December 31, 2022	617,769	$4.33	8.3

The aggregate intrinsic value of options exercisable as of December 31, 2022, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $0.409 per share. The intrinsic value of options outstanding and exercisable as of December 31, 2022, was zero due to the underlying options exercise price above market value.

As of December 31, 2022, total unrecognized compensation cost related to stock options was approximately 0.9 million and the weighted average period over which this cost is expected to be recognized is 2.4 years.

Restricted Stock Unit Award Activity

A summary of the Company’s Equity Plan restricted stock unit, or RSU, award activity is as follows:

Number of RSU’s outstanding
Balance at December 31, 2021	-
RSUs granted	219,634
RSUs settled	219,634
RSUs cancelled	-
Balance at December 31, 2022	-

During the year ended December 31, 2022, the Company issued 219,634 RSUs as partial compensation to certain member of Dermata’s Board of Directors for their services during 2022. The Company recognized stock-based compensation expense of approximately $0.2 million for the year ended December 31, 2022 related to the restricted stock unit awards. There were no RSUs outstanding during fiscal year 2021, no RSU’s outstanding as of December 31, 2022, and there is no unrecognized compensation expense related to RSUs as of December 31, 2022.

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

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has received two shipments of raw material from its supplier during fiscal year 2022 containing additional quantities of Spongilla raw material which the Company believes will provide enough Spongilla raw material to support the initiation and completion of two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in DMT310 and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

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

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows:

	Years Ended December 31,
(in thousands)	2022	2021
U.S. Federal statutory income tax rate	$(2,018)	$(1,659)
Permanent and other differences	68	38
Stock-based compensation expense	89	110
Research and development credits	(219)	(118)
Valuation allowance	2,080	1,629
Total tax provision	-	-

Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
(in thousands)	2022	2021
Net operating loss carryforwards	$1,927	$1,049
Research and development carryforwards	337	118
Capitalized research and development	1,068	-
Stock-based compensation expense	311	274
Intangible assets	49	110
Other, net	17	78
Gross deferred tax assets	3,709	1,629
Less: valuation allowance	(3,709)	(1,629)
Total deferred tax assets	$-	$-

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

Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2022, a valuation allowance of $3.7 million and $1.6 million, respectively, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of deferred tax assets is more likely than not to be realized. The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

As of December 31, 2022, the Company had federal net operating loss carryforwards, or NOLs, available of $9.2 million before consideration limitations under Section 382 of the Internal Revenue Code of 1986, or Section 382 of the Code, as further described below. The NOL will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company had state NOL carryforwards available of $5.0 million as of December 31, 2022. The federals NOLs may be used to offset future taxable income and will begin to expire in 2041, unless previously utilized. The California credits carry forward indefinitely.

As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards available of $0.4 million and $0.08 million, respectively. The federal credit carryforwards will begin to expire in 2041, unless previously utilized. The state research and development credits carry forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
Beginning balance of unrecognized tax benefits	$41	$-
Additions based on tax positions related to the current year	81	41
Additions for tax positions of prior years	435	-
Reductions for tax positions in prior years	-	-
Ending balance of unrecognized tax benefits	$557	$41

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets as of December 31, 2022, or 2021 and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2022 and 2021.

The Company is subject to taxation in the United States and various states. The Company is subject to examination by tax authorities in those jurisdictions from inception.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMATA THERAPEUTICS, INC.
(Registrant)

Date: February 21, 2023	/s/ Gerald T. Proehl
Gerald T. Proehl
Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2023	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald T. Proehl	President, Chief Executive Officer, Chairman (Principal Executive Officer)	February 21, 2023
Gerald T. Proehl

/s/ Kyri K. Van Hoose	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2023
Kyri K. Van Hoose

/s/ David Hale	Lead Director	February 21, 2023
David Hale

/s/ Wendell Wierenga, Ph.D.	Director	February 21, 2023
Wendell Wierenga, Ph.D.

/s/ Mary Fisher	Director	February 21, 2023
Mary Fisher

/s/ Andrew Sandler, M.D.	Director	February 21, 2023
Andrew Sandler, M.D.

/s/ Steven J. Mento, Ph.D.	Director	February 21, 2023
Steven J. Mento, Ph.D.

/s/ Kathleen Scott	Director	February 21, 2023
Kathleen Scott

/s/ Brittany Bradrick	Director	February 21, 2023
Brittany Bradrick

115