Form 10-K/A
period 2022-12-31
Dermata Therapeutics, Inc.
filed 2023-03-28
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Info:

Name – Mayer Hoffman McCann, P.C.

Location – San Diego, California

PCAOB Number - 199

EXPLANATORY NOTE

Dermata Therapeutics, Inc. (the “Company,” “Dermata,” “we,” “us,” or “our”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). This Amendment is being filed solely to amend and replace Part II, Item 9A. “Controls and Procedures” of the Form 10-K, to reflect the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer that the Company’s internal controls over financial reporting were effective as of December 31, 2022.

Except as described above and for currently-dated certifications of the Company’s principal executive officer and principal financial officer filed herewith as Exhibits 31.1, 31.2 and 32.1 no other changes are being made to the Form 10-K and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Form 10-K. Because no financial statements have been included in this Amendment, paragraph 3 of the certifications filed herewith as Exhibits 31.1 and 31.2 have been omitted. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K. Accordingly, this Amendment is limited in scope and should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

2

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2022.

3

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

4

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Mayer Hoffman McCann, P.C. appear at pages F-1 through F-26 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of the Form 10-K.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

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

5

4.5

Form of Warrant Agency Agreement between Dermata Therapeutics, Inc. and Direct Transfer, LLC entered into in connection with the Company’s Initial Public Offering (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

4.6	Form of Common Stock Warrant issued in Registered Direct Offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

4.7	Form of Pre-Funded Warrant issued in Registered Direct Offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

4.8	Description of Securities.***

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

6

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

7

23.1	Consent of Mayer Hoffman McCann, P.C.***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

#	Portions of this exhibit (indicated by asterisks) are omitted in accordance with the rules of the SEC.
*	Filed herewith.
**	Furnished, not filed.
***	Previously filed

†	Indicates a management contract or compensation plan, contract or arrangement.

8

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMATA THERAPEUTICS, INC.

Date: March 28, 2023	/s/ Gerald T. Proehl
Gerald T. Proehl
Chief Executive Officer (Principal Executive Officer)

9