Form 10-Q
period 2023-03-31
Dermata Therapeutics, Inc.
filed 2023-05-11
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ______

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

There were 2,338,157 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of May 10, 2023.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$8,766,759	$6,241,294
Prepaid expenses and other current assets	528,346	703,194
Total assets	$9,295,105	$6,944,488

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$492,871	$496,702
Accrued and other current liabilities	714,164	425,932
Total liabilities	1,207,035	922,634
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized, and 2,388,157 shares issued and outstanding as of March 31, 2023; and 250,000,000 shares authorized, and 770,115 shares issued and outstanding as of December 31, 2022, respectively.	239	77
Additional paid-in capital	55,921,161	51,614,965
Accumulated deficit	(47,833,330)	(45,593,188)
Total stockholders’ equity	8,088,070	6,021,854
Total liabilities and stockholders’ equity	$9,295,105	$6,944,488

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,192,633	$1,595,839
General and administrative	1,085,049	1,190,313
Total operating expenses	2,277,682	2,786,152
Loss from operations	(2,277,682)	(2,786,152)
Other income and expenses:
Interest income, net	37,540	-
Net loss	$(2,240,142)	$(2,786,152)
Net loss per share of common stock, basic and diluted	$(2.27)	$(5.35)
Weighted-average basic and diluted common shares	985,848	520,539

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	770,115	$77	$51,614,965	$(45,593,188)	$6,021,854
Stock-based compensation	-	-	131,260	-	131,260
Issuance of common stock and warrants, net of issuance costs	85,000	9	4,174,976	-	4,174,985
Issuance of common stock upon exercise of pre-funded warrants	1,533,123	153	-	-	153
Settlement of fractional shares paid in cash	(81)	-	(40)	-	(40)
Net loss	-	-	-	(2,240,142)	(2,240,142)
Balance at March 31, 2023	2,388,157	$239	$55,921,161	$(47,833,330)	$8,088,070

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2021	520,539	$52	$46,089,327	$(35,982,275)	$10,107,104
Stock-based compensation	-	-	531,566	-	531,566
Net loss	-	-	-	(2,786,152)	(2,786,152)
Balance at March 31, 2022	520,539	$52	$46,620,893	$(38,768,427)	$7,852,518

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,240,142)	$(2,786,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	131,260	212,880
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	174,848	(27,923)
Accounts payable	(3,831)	146,985
Accrued and other current liabilities	288,232	(153,638)
Total adjustments to reconcile net loss to net cash used in operations	590,509	178,304
Net cash used in operating activities	(1,649,633)	(2,607,848)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of expenses	4,174,985	-
Proceeds from exercise of pre-funded warrants	153	-
Payment for fractional shares in reverse stock split	(40)	-
Net cash provided by financing activities	4,175,098	-
Net increase (decrease) in Cash and cash equivalents	2,525,465	(2,607,848)
Cash and cash equivalents at beginning of period	6,241,294	10,798,806
Cash and cash equivalents at end of period	$8,766,759	$8,190,958

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

Initial Public Offering

On August 17, 2021, the Company completed its initial public offering (“IPO”), in which it sold 160,714 shares of its common stock, par value $0.0001 per share (“Common Stock”), together with 160,714 warrants to purchase one share of Common Stock with an exercise price of $112.00 per share, at a combined offering price of $112.00. Additionally, the underwriters exercised their option to purchase an additional 24,106 warrants to purchase Common Stock with an exercise price of $112.00 per share, resulting in total IPO warrants issued of 184,820 at an exercise price of $112.00. The Company received net cash proceeds of approximately $15.4 million from the IPO after deducting underwriters’ discounts and offering expenses of approximately $2.6 million.

The Company’s shares of Common Stock and warrants are listed on the Nasdaq Stock Market LLC under the symbols “DRMA,” and “DRMAW,” respectively, and both began trading in August 2021.

Reverse Stock Split

On March 13, 2023, the Company effected a reverse split of shares of the Company’s Common Stock at a ratio of 1-for-16 pursuant to an amendment to the Company’s certificate of incorporation approved by the Company’s board of directors and stockholders. The par value was not adjusted as a result of the reverse split. All issued and outstanding Common Stock shares and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of March 31, 2023, cash and cash equivalents totaled $8.8 million and the Company had an accumulated deficit of $47.8 million. For the three months ended March 31, 2023, and the year ended December 31, 2022, the Company used cash of $1.6 million and $8.8 million, respectively, in operations. During March 2023, the Company raised $5.0 million in gross proceeds from an at-the-market public offering of Common Stock and warrants. The Company’s cash balances are expected to fund operations into the first quarter of 2024. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity securities and proceeds from the issuance of debt. The Company’s principal uses of cash have included cash used in operations and payments for license rights. The Company expects that the principal uses of cash in the future will be for continuing operations, funding of research and development, conducting preclinical studies and clinical trials, and general working capital requirements. The Company expects that as research and development expenses continue to grow, it will need to raise additional capital to sustain operations and research and development. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.

The Company has raised additional capital through the initial public offering of its Common Stock and warrants, as well as a private placement financing in April 2022 and an at-the-market public offering in March 2023; however, prior completed financings do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). This cash is held in checking and cash sweep accounts. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company maintains an insured cash sweep account in which cash from its main operating checking account is invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these assets and liabilities.

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

Stock-Based Compensation

In March 2021, the Company’s board of directors and shareholders approved the 2021 Omnibus Equity Incentive Plan (“the 2021 Plan”). For stock options granted under the 2021 Plan, the Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of options to purchase Common Stock granted to employees is estimated on the grant date using the Black-Scholes valuation model. The calculation of stock-based compensation expense requires that the Company make certain assumptions and judgments about variables used in the Black-Scholes model, including the expected term of the stock-based award, expected volatility of the underlying Common Stock, dividend yield, and the risk-free interest rate. Forfeitures are accounted for in the period they occur. Restricted stock units (“RSUs”) granted under the 2021 Plan are measured at the grant date fair value of the Common Stock, with corresponding compensation expense recognized ratably over the requisite service period. Refer to Note 5 - Equity Incentive Plan for further discussion.

 Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the three months ended March 31, 2023, and 2022, comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period, contingently issuable restricted stock units for which no future service is required as a condition to the delivery of the underlying Common Stock, and pre-funded warrants because their exercise requires only nominal consideration for the delivery of shares (collectively, “basic shares”), without consideration of common share equivalents. Diluted net loss per share is calculated by adjusting basic shares outstanding for the dilutive effect of common share equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, preferred shares, and warrants to purchase preferred shares are considered to be common share equivalents but are excluded from the calculation of diluted net loss per common share if their effect would be anti-dilutive.

As the Company has reported a net loss for the periods presented, diluted net loss per common share is the same as the basic net loss per common share for the periods presented.

	Three Months Ended March 31,
	2023	2022

Net loss	$(2,240,142)	$(2,786,152)

Basic and diluted net loss per common share	$(2.27)	$(5.35)
Weighted-average basic and diluted common shares	985,848	520,539

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of March 31,
	2023	2022
Common stock options	102,074	62,582
Common stock warrants	3,786,617	201,253
Total potentially dilutive securities	3,888,691	263,835

Recent Accounting Pronouncements

For the three months ended March 31, 2023, the Company has reviewed recent accounting standards and does not expect the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial position and results of operations.

3. Balance Sheet Details

The following provides certain balance sheet details:

	March 31,	December 31,
	2023	2022
Prepaid expenses and other current assets:
Prepaid insurance	$366,314	$586,407
Prepaid research and development costs	74,807	92,581
Prepaid other	80,867	11,604
Interest receivable	6,358	12,602
Total prepaid expenses and other current assets	$528,346	$703,194

Accrued and other current liabilities:
Accrued research and development costs	$422,597	$254,787
Accrued compensation and benefits	131,257	170,389
Accrued legal fees	159,929	-
Accrued other	381	756
Total accrued and other current liabilities	$714,164	$425,932

4. Equity Securities

Common Stock

On March 20, 2023, the Company closed a public offering (the “2023 Offering”) priced at the market under Nasdaq rules, in which it sold an aggregate of (i) 85,000 shares of Common Stock, (ii) pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of  $0.0001 per share, (iii) Series A warrants (the “Series A Common Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock, and (iv) Series B warrants (the “Series B Common Warrants” and collectively with the Series A Warrants, the “2023 Offering Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock. The 2023 Offering Warrants have an exercise price of $2.82 per share. The 2023 Pre-Funded Warrants were fully exercised by March 31, 2023, adding 1,533,123 common shares. No 2023 Pre-Funded Warrants were outstanding as of March 31, 2023.

On April 25, 2022, the Company closed a private placement (“PIPE”), in which it sold 56,161 shares of its Common Stock together with 179,687 pre-funded warrants to purchase up to an aggregate of 179,687 shares of Common Stock with an exercise price of $0.0001 per share (“Pre-funded Warrant”), and 235,849 warrants to purchase up to an aggregate of 235,849 shares of Common Stock with an exercise price of $21.20 per share (“PIPE Common Warrant”) at a combined offering price of $21.20. The PIPE Common Warrants related to the private placement were to expire on May 12, 2027. The Company received net cash proceeds of approximately $4.3 million from the PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The PIPE Pre-funded Warrants were exercised fully during 2022, and no Pre-Funded Warrants were outstanding as of December 31, 2022, or March 31, 2023, related to the 2022 PIPE.

In connection with the March 2023 Offering, the Company agreed to amend the terms of the PIPE Common Warrants, which are held by the purchaser in the 2023 Offering. The exercise price of the PIPE Common Warrant was reduced from $21.20 to $2.82 per share upon closing of the 2023 Offering. The original expiration date of the PIPE Common Warrant was May 12, 2027, which was extended to five years after the closing of the 2023 Offering, or March 20, 2028. The modification of the PIPE Common Warrants resulted in an increase in additional paid-in capital since the warrants are equity classified before and after the modification in connection with the March 2023 Offering.

Stockholders’ Agreements

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

On March 13, 2023, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware on March 14, 2023, a 1-for-16 reverse stock split of the Company’s issued and outstanding shares of Common Stock. All issued and outstanding Common Stock shares and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of March 31, 2023, or December 31, 2022.

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board Accounting Standards Codification, or ASC, 480 Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in the Company's own common stock and whether the warrant holders could potentially require cash settlement of the warrants. Additional accounting guidance regarding modifications is provided in Accounting Standards Update, or ASU, 2021-04 Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force), effective as of January 1, 2022.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company has performed an assessment of all warrants issued and modified and determined that the Company’s warrants are equity classified.

Common and Pre-Funded Warrants issued with Public Offering

In March 2023, the Company completed the 2023 Public Offering, in which it sold 85,000 shares of its Common Stock together with 1,533,123 2023 Pre-funded Warrants to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of $0.0001 per share, and 1,618,123 Series A Common Warrants to purchase up to an aggregate of 1,618,123 shares of Common Stock with an exercise price of $2.82 per share, and 1,618,123 Series B Common Warrants to purchase up to an aggregate of 1,618,123 shares of Common Stock with an exercise price of $2.82 per share, at a combined offering price of $3.09. Each Series A Common Warrant is immediately exercisable at the option of the holder and expires March 20, 2028. Each Series B Common Warrant is immediately exercisable at the option of the holder and expires July 20, 2025.

In connection with the 2023 Offering, the Company issued Placement Agent Warrants to purchase up to 113,269 shares of Common Stock at an exercise price equal to $3.8625 per share. The Placement Agent Warrants are exercisable immediately upon issuance and expire on March 16, 2028.

During the quarter ended March 31, 2023, 1,533,123 of the 2023 Pre-funded Warrants were exercised. No additional 2023 Pre-funded Warrants are outstanding as of March 31, 2023.

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented. The fair value of the Company’s warrants is $1.29 per warrant share, the Company’s closing stock price as of March 31, 2023. Since the exercise price of the warrants listed are greater than the fair value as of March 31, 2023, the intrinsic value of the warrants is zero.

	Quantity of Warrants Outstanding as of		Exercise	Expiration
Description	March 31, 2023	December 31, 2022	Price	Date
Series 1a Warrants	4,321	4,321	$328.00	11/15/2026
Class B Common Unit Warrants	4,077	4,077	$91.84	12/31/2024
IPO Warrants	184,820	184,820	$112.00	8/17/2026
IPO Underwriter Warrants	8,035	8,035	$128.80	8/17/2026
PIPE Common Warrants	235,849	235,849	$2.82	3/20/2028
Series A Common Warrants	1,618,123	-	$2.82	3/20/2028
Series B Common Warrants	1,618,123	-	$2.82	7/20/2025
Placement Agent Warrants	113,269	-	$3.8625	3/16/2028
Total warrants outstanding	3,786,617	437,102

5. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the Company may grant options to purchase Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. Effective January 1, 2022, an evergreen provision contained in the Company’s 2021 Plan increased the total number of shares of common shares issuable under the 2021 Plan in an amount equal to one percent of the Company’s common shares outstanding as of December 31, 2021. This evergreen provision resulted in an additional 5,205 common shares issuable pursuant to the 2021 Plan as of January 1, 2022. This evergreen provision resulted in an additional 7,701 common shares issuable pursuant to the 2021 as of January 1, 2023, increasing the total authorized shares available for issuance under the 2021 Plan to 115,919 as of January 1, 2023. Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s board and consultants.

As of March 31, 2023, there remain an additional 127 shares reserved for issuance under the 2021 Plan.

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Three Months Ended March 31,
	2023	2022
Grant date fair value	$4.23	$25.12
Risk-free interest rate	3.9%	1.39%
Dividend yield	0.00%	0.00%
Expected life in years	6.1	5.3
Expected volatility	112%	122%

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

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	Three Months Ended March 31,
	2023	2022
Research and development	$48,425	$55,201
General and administrative	82,835	157,679
	$131,260	$212,880

 Stock Option Award Activity

A summary of the Company’s Equity Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2022	65,983	$60.32	8.2
Options granted	36,091	4.96	9.8
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at March 31, 2023	102,074	$40.77	8.6

Options exercisable at March 31, 2023	46,346	$64.31	8.1

The aggregate intrinsic value of options exercisable as of March 31, 2023, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $1.29 per share. The intrinsic value of options outstanding and exercisable as of March 31, 2023, was zero.

As of March 31, 2023, total unrecognized compensation cost related to stock options was approximately $1.0 million and the weighted average period over which this cost is expected to be recognized is 2.3 years.

6. Commitments and Contingencies

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties.

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company received two shipments of raw material from its supplier during fiscal year 2022 containing additional quantities of Spongilla raw material which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in DMT310 and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report, or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished.

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

Our two product candidates, DMT310 and DMT410, both incorporate our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions. Our Spongilla technology is derived from a naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a powder that is mixed with a fluidizing agent immediately prior to application to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these environmental conditions, the proprietary harvesting protocols developed with our exclusive supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical components as well as the chemical components of the sponge to create a product candidate with multiple mechanisms of action for the treatment of medical and aesthetic skin diseases and conditions.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have shown DMT310’s ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in Investigator Global Assessment). Based on this Phase 2b data we recently submitted an end of phase 2 meeting package to the FDA to agree on clinical development requirements for the Phase 3 acne program. We expect to receive feedback from the FDA by the end of June 2023 and, if acceptable to the FDA, we plan to initiate a Phase 3 program in the second half of 2023. In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

DMT310 consists of two grams of powder processed from the naturally grown freshwater sponge, Spongilla lacustris. The patient mixes the powder with a fluidizing agent (3% hydrogen peroxide) immediately prior to application by the patient to form an easy-to-apply paste. The paste is applied like a mud mask and is left on the skin for approximately ten to fifteen minutes, after which time it is washed off with water. Due to the unique combination of DMT310’s mechanical components and chemical components, and based on our Phase 2 acne data, we believe patients will only need to apply DMT310 once weekly to produce the desired treatment effect. The mechanical components of the Spongilla powder consist of many microscopic siliceous, needle-like spicules that, when massaged into the skin, penetrate the stratum corneum (the skin’s outermost protective layer) and create microchannels into the dermis where pro-inflammatory cytokines and bacteria reside. We believe that the penetration of the spicules also leads to the opening of microchannels, which allow oxygen to enter pilosebaceous glands, helping to kill C. acnes, which grow in an anaerobic (without oxygen) environment (C. acnes is the bacteria that cause inflammatory lesions in acne patients). The spicules also cause rejuvenation of the top layer of dead skin, thereby increasing collagen production. Additionally, we believe the newly created microchannels provide a conduit for DMT310’s naturally occurring chemical compounds to be delivered to the dermis and pilosebaceous glands, helping to kill the C. acnes and fight inflammation. In addition to these anti-microbial compounds, DMT310 also appears to have anti-inflammatory chemical compounds, as demonstrated in in vitro experiments, that inhibit inflammation through the reduction of C.acnes stimulated IL-8 production and by inhibiting IL-17A and IL-17F expression in human cell lines. Also, during in vitro studies of DMT310’s organic compounds, we observed the inhibition of the lipogenesis of sebocytes, which may translate to a reduction in sebum (an oily and waxy substance produced by the human body’s sebaceous glands) production and the oiliness of the skin in patients, which was observed by a number of clinical investigators in our Phase 2 acne studies. We believe the combination of these biological and mechanical effects could be important factors in treating multiple inflammatory skin diseases, as seen in our clinical trials.

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

We have a limited operating history. Since our inception, our operations have focused on developing DMT310 and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $56.9 million of gross proceeds from the sale of our debt and equity securities.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.2 million and $2.8 million for the three months ended March 31, 2023, and 2022, respectively, and as of March 31, 2023, we had an accumulated deficit of $47.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete development of DMT310 for the treatment of acne, including non-clinical studies and Phase 3 clinical trials;

•	prepare and file for regulatory approval of DMT310 for the treatment of moderate-to-severe acne;

•	continue development of DMT310 for the treatment of psoriasis, including a Phase 2 clinical trial and Phase 3 clinical trials;

•	identify a botulinum toxin partner for DMT410 for the treatment of aesthetic and medical skin conditions;

•	prepare for commercialization of DMT310, if approved, including the hiring of sales and marketing personnel;

•	manufacture our product candidates for Phase 2 and Phase 3 trials and commercial sale;

•	hire additional research and development and selling, general and administrative personnel;

•	maintain, expand, and protect our intellectual property portfolio; and

•	incur additional costs associated with operating as a public company.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares for awards prior to 2021, and for options, the expected life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value our option awards. The assumptions used in calculating the fair value of share-based awards represent our best estimates and involve inherent uncertainties and the application of judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

Results of Operations

Three Months Ended March 31, 2023, and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Difference
Operating expenses:
Research and development	$1,192,633	$1,595,839	$(403,206)
General and administrative	1,085,049	1,190,313	(105,264)
Total operating expenses	2,277,682	2,786,152	(508,470)
Losses from operations	(2,277,682)	(2,786,152)	508,470
Other income and expenses:
Interest income, net	37,540	-	37,540

Net loss	$(2,240,142)	$(2,786,152)	$546,010

Research and Development Expenses

Research and development expenses decreased by $0.4 million from $1.6 million for the three months ended March 31, 2022, to $1.2 million for the three months ended March 31, 2023. The decrease in research and development expense from the first quarter of 2023 as compared the same period in 2022 resulted from $0.8 million of decreased clinical expenses from the DMT310 rosacea study completed in late 2022, offset by increased non-clinical and chemistry, manufacturing, and controls, or CMC, expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million from $1.2 million for the three months ended March 31, 2022, to $1.1 million for the three months ended March 31, 2023. This decrease resulted from decreased insurance costs of $0.1 million.

Other Income and Expenses

Other income and expenses increased by $37,540 from the three months ended March 31, 2023, as result of interest income earned from cash sweep accounts, which were opened during the third quarter of 2022.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2023	2022
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(1,649,633)	$(2,607,848)
Financing activities	$4,175,098	$-
Increase (decrease) in cash and cash equivalents	$2,525,465	$(2,607,848)

Operating activities

Cash and cash equivalents used in operations of $1.6 million for the three months ended March 31, 2023, was the result of the net loss of $2.2 million, offset by non-cash stock-based compensation of $0.1 million, a decrease in prepaid expenses and other current assets of $0.2 million, and an increase in accrued and other current liabilities of $0.3 million.

Cash used in operations of $2.6 million for the three months ended March 31, 2022, was the result of the net loss of $2.8 million, offset by non-cash stock-based compensation of $0.2 million.

Financing activities

The Company raised net proceeds of $4.2 million during the quarter ended March 31, 2023, resulting from the issuance of Common Stock and warrants from the March 2023 public offering. The Company did not experience any financing activities during the three months ended March 31, 2022.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of March 31, 2023, our cash and cash equivalents totaled $8.8 million, and we had an accumulated deficit of $47.8 million. For the three months ended March 31, 2023, and the year ended December 31, 2022, we used cash of $1.6 million and $8.8 million, respectively, in operations. As a result of our public offering of Common Stock and warrants to purchase Common Stock in March 2023 for net proceeds of $4.2 million, as well as our private placement of Common Stock and warrants to purchase Common Stock in April 2022 for net proceeds of $4.3 million, our cash balances are expected to fund operations into the first quarter of 2024. We anticipate that we will continue to incur net losses for the foreseeable future.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our drug candidates.

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

We believe that our existing cash and cash equivalents, along with the proceeds from the offering in March 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Contractual Obligations and Commitments

We do not currently own or lease any office space.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 21, 2023, as amended on March 28, 2023. The risk factor set forth below supplements the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Other than as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022.

Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently and have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closure of Silicon Valley Bank, or SVB, and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although depositors at SVB ultimately gained access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception granted by government and banking regulators including the FDIC, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
1.1

Engagement Letter, dated as of November 27, 2022, by and between Dermata Therapeutics, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-270195) filed on March 1, 2023).

1.2

Amendment No. 1 to the Engagement Letter, dated December 12, 2022, by and between Dermata Therapeutics, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-1 (File No. 333-270195) filed on March 1, 2023).

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dermata Therapeutics, Inc., dated March 13, 2023. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report file on Form 8-K filed on March 13, 2023).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 13, 2023).

4.2

Form of Series A Common Warrant and Series B Common Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 16, 2023).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 13, 2023).

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 16, 2023).

10.2

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed March 16, 2023).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

