Form 10-Q
period 2023-06-30
Dermata Therapeutics, Inc.
filed 2023-08-10
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 3,189,034 shares of Common Stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of August 9, 2023.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$8,438,530	$6,241,294
Prepaid expenses and other current assets	274,351	703,194
Total assets	$8,712,881	$6,944,488

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$437,778	$496,702
Accrued and other current liabilities	245,084	425,932
Total liabilities	682,862	922,634
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized, and 3,189,034 shares issued and outstanding as of June 30, 2023; and 250,000,000 shares authorized, and 770,115 shares issued and outstanding as of December 31, 2022, respectively.	319	77
Additional paid-in capital	57,564,394	51,614,965
Accumulated deficit	(49,534,694)	(45,593,188)
Total stockholders’ equity	8,030,019	6,021,854
Total liabilities and stockholders’ equity	$8,712,881	$6,944,488

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$838,931	$1,612,552	$2,031,564	$3,208,391
General and administrative	893,483	1,118,021	1,978,532	2,308,334
Total operating expenses	1,732,414	2,730,573	4,010,096	5,516,725
Loss from operations	(1,732,414)	(2,730,573)	(4,010,096)	(5,516,725)
Other income and expenses:
Interest income, net	31,050	-	68,590	-
Net loss	$(1,701,364)	$(2,730,573)	$(3,941,506)	$(5,516,725)

Net loss per share of common stock, basic and diluted	$(0.63)	$(3.90)	$(2.13)	$(9.02)

Weighted-average basic and diluted common shares	2,704,987	699,679	1,850,167	611,344

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	770,115	$77	$51,614,965	$(45,593,188)	$6,021,854
Stock-based compensation	-	-	131,260	-	131,260
Issuance of Common Stock and warrants, net of issuance costs	85,000	9	4,174,976	-	4,174,985
Issuance of Common Stock upon exercise of pre-funded warrants	1,533,123	153	-	-	153
Settlement of fractional shares paid in cash	(81)	-	(40)	-	(40)
Net loss	-	-	-	(2,240,142)	(2,240,142)
Balance at March 31, 2023	2,388,157	$239	$55,921,161	$(47,833,330)	$8,088,070
Stock-based compensation	-	-	131,177	-	131,177
Issuance of Common Stock and warrants, net of issuance costs	458,555	46	1,512,056	-	1,512,102
Issuance of Common Stock upon exercise of pre-funded warrants	342,322	34	-	-	34
Net loss	-	-	-	(1,701,364)	(1,701,364)
Balance at June 30, 2023	3,189,034	$319	$57,564,394	$(49,534,694)	$8,030,019

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2021	520,539	$52	$46,089,327	$(35,982,275)	$10,107,104
Stock-based compensation	-	-	531,566	-	531,566
Net loss	-	-	-	(2,786,151)	(2,786,151)
Balance at March 31, 2022	520,539	$52	$46,620,893	$(38,768,426)	$7,852,519
Issuance of Common Stock and warrants, net of issuance costs	56,162	6	4,276,359	-	4,276,365
Issuance of Common Stock upon exercise of pre-funded warrants	54,688	5	82		87
Issuance of restricted stock unit awards	-	-	55,625	-	55,625
Stock-based compensation	-	-	205,947	-	205,947
Net loss	-	-	-	(2,730,573)	(2,730,573)
Balance at June 30, 2022	631,389	$63	$51,158,906	$(41,498,999)	$9,659,970

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,941,506)	$(5,516,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	262,437	474,452
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	428,843	426,591
Accounts payable	(58,924)	93,566
Accrued and other current liabilities	(180,848)	74,753
Total adjustments to reconcile net loss to net cash used in operations	451,508	1,069,362
Net cash used in operating activities	(3,489,998)	(4,447,363)
Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of expenses	5,687,087	4,276,365
Proceeds from exercise of pre-funded warrants	187	87
Payment for fractional shares in reverse stock split	(40)	-
Net cash provided by financing activities	5,687,234	4,276,452
Net increase (decrease) in Cash and cash equivalents	2,197,236	(170,911)
Cash and cash equivalents at beginning of period	6,241,294	10,798,806
Cash and cash equivalents at end of period	$8,438,530	$10,627,895

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

The Company’s shares of Common Stock and warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “DRMA,” and “DRMAW,” respectively, and both began trading in August 2021.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of June 30, 2023, cash and cash equivalents totaled $8.4 million and the Company had an accumulated deficit of $49.5 million. For the six months ended June 30, 2023, and the year ended December 31, 2022, the Company used cash of $3.5 million and $8.8 million, respectively, in operations. During May 2023, the Company raised $1.8 million in gross proceeds from a private placement of Common Stock and warrants. The Company’s cash and cash equivalents are expected to fund operations into the second quarter of 2024. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

The Company has raised additional capital through the initial public offering of its Common Stock and warrants, as well as a private placement financing in April 2022, an at-the-market public offering in March 2023, and an at-the-market private placement in May 2023; however, prior completed financings do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company deposits its cash and cash equivalents with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”), which are held in checking and cash sweep accounts. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company maintains an insured cash sweep account in which cash from its main operating checking account is invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

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

Interest Income

Interest income consists of interest income earned on cash and cash equivalents from interest bearing demand accounts.

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

Stock-Based Compensation

In March 2021, the Company’s board of directors and shareholders approved the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). For stock options granted under the 2021 Plan, the Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of options to purchase Common Stock granted to employees is estimated on the grant date using the Black-Scholes valuation model. The calculation of stock-based compensation expense requires that the Company make certain assumptions and judgments about variables used in the Black-Scholes model, including the expected term of the stock-based award, expected volatility of the underlying Common Stock, dividend yield, and the risk-free interest rate. Forfeitures are accounted for in the period they occur. Restricted stock units (“RSUs”) granted under the 2021 Plan are measured at the grant date fair value of the Common Stock, with corresponding compensation expense recognized ratably over the requisite service period. Refer to Note 5 - Equity Incentive Plan for further discussion.

 Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the three and six months ended June 30, 2023, and 2022, comprehensive loss was equal to the net loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(1,701,364)	$(2,730,573)	$(3,941,506)	$(5,516,725)

Weighted-average basic and diluted common shares	2,704,987	699,679	1,850,167	611,344

Basic and diluted net loss per common share	$(0.63)	$(3.90)	$(2.13)	$(9.02)

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of June 30,
	2023	2022
Common Stock options	102,074	62,582
Common Stock warrants	4,643,555	437,102
Total potentially dilutive securities	4,745,629	499,684

Recent Accounting Pronouncements

For the six months ended June 30, 2023, the Company has reviewed recent accounting standards and does not expect the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial position and results of operations.

3. Balance Sheet Details

The following provides certain balance sheet details:

	June 30,	December 31,
	2023	2022
Prepaid expenses and other current assets:
Prepaid insurance	$146,221	$586,407
Prepaid research and development costs	66,712	92,581
Prepaid other	60,628	11,604
Interest receivable	790	12,602
Total prepaid expenses and other current assets	$274,351	$703,194

Accrued and other current liabilities:
Accrued research and development costs	$33,070	$254,787
Accrued compensation and benefits	181,967	170,389
Accrued legal fees	22,000	-
Accrued other	8,047	756
Total accrued and other current liabilities	$245,084	$425,932

4. Equity Securities

Common Stock

On May 26, 2023, the Company closed a private placement (the “2023 PIPE”) priced at the market under Nasdaq rules, in which it sold 458,555 shares of its Common Stock together with 342,322 pre-funded warrants to purchase up to an aggregate of 342,322 shares of Common Stock with an exercise price of $0.0001 per share (the “May 2023 Pre-Funded Warrants”), and 800,877 warrants to purchase up to an aggregate of 800,877 shares of Common Stock with an exercise price of $2.16 per share (the “May 2023 PIPE Common Warrants”) at a combined offering price of $2.285. The May 2023 PIPE Common Warrants expire on November 27, 2028. The Company received net cash proceeds of approximately $1.5 million from the 2023 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. The May 2023 Pre-Funded Warrants were exercised by June 30, 2023, and no May 2023 Pre-Funded Warrants were outstanding as of June 30, 2023.

On March 20, 2023, the Company closed a public offering (the “March 2023 Offering”) priced at the market under Nasdaq rules, in which it sold an aggregate of (i) 85,000 shares of Common Stock, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of  $0.0001 per share, (iii) Series A warrants (the “Series A Common Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock, and (iv) Series B warrants (the “Series B Common Warrants” and collectively with the Series A Warrants, the “2023 Offering Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock. The March 2023 Offering Warrants have an exercise price of $2.82 per share. The Company received net cash proceeds of approximately $4.2 million after deducting underwriters’ discounts and offering expenses of approximately $0.8 million. The March 2023 Pre-Funded Warrants were fully exercised by March 31, 2023, adding 1,533,123 shares to Common Stock outstanding. No March 2023 Pre-Funded Warrants were outstanding as of June 30, 2023.

On April 25, 2022, the Company closed a private placement (the “April 2022 PIPE”), in which it sold 56,161 shares of its Common Stock together with 179,687 pre-funded warrants to purchase up to an aggregate of 179,687 shares of Common Stock with an exercise price of $0.0001 per share (the “April 2022 PIPE Pre-Funded Warrants”), and 235,849 warrants to purchase up to an aggregate of 235,849 shares of Common Stock with an exercise price of $21.20 per share (the “April 2022 PIPE Common Warrants”) at a combined offering price of $21.20. The April 2022 PIPE Common Warrants related to the private placement expire on May 12, 2027. The Company received net cash proceeds of approximately $4.3 million from the April 2022 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The April 2022 PIPE Pre-Funded Warrants were exercised fully during 2022, and no April 2022 PIPE Pre-Funded Warrants were outstanding as of December 31, 2022, or June 30, 2023.

In connection with the March 2023 Offering, the Company agreed to amend the terms of the April 2022 PIPE Common Warrants, which are held by the purchaser in the March 2023 Offering. The exercise price of the April 2022 PIPE Common Warrants were reduced from $21.20 to $2.82 per share upon closing of the March 2023 Offering. The original expiration date of the April 2022 PIPE Common Warrants was May 12, 2027, which was extended to five years after the closing of the March 2023 Offering, or March 20, 2028. The modification of the April 2022 PIPE Common Warrants resulted in an increase in additional paid-in capital since the warrants are equity classified before and after the modification in connection with the March 2023 Offering.

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

On July 11, 2022, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s Common Stock from 90,000,000 shares to 250,000,000 shares. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at its annual meeting on July 11, 2022.

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of June 30, 2023, or December 31, 2022.

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board Accounting Standards Codification, or ASC, 480 Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in the Company’s own common stock and whether the warrant holders could potentially require cash settlement of the warrants. Additional accounting guidance regarding modifications is provided in Accounting Standards Update, or ASU, 2021-04 Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force), effective as of January 1, 2022.

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

Common and Pre-Funded Warrants issued in the 2023 PIPE

In May 2023, the Company completed the 2023 PIPE, in which it sold 458,555 shares of its Common Stock together with 342,322 May 2023 Pre-Funded Warrants to purchase up to an aggregate of 342,322 shares of Common Stock with an exercise price of $0.0001 per share, and 800,877 May 2023 PIPE Common Warrants to purchase up to an aggregate of 800,877 shares of Common Stock with an exercise price of $2.16 per share, at a combined offering price of $2.285. Each May 2023 Common Warrant is immediately exercisable at the option of the holder and expires November 27, 2028.

In connection with the 2023 PIPE, the Company issued Placement Agent Warrants to purchase up to 56,061 shares of Common Stock at an exercise price equal to $2.8563 per share (the “May 2023 PIPE Placement Agent Warrants”). The May 2023 PIPE Placement Agent Warrants are exercisable immediately upon issuance and expire on May 23, 2028.

During the quarter ended June 30, 2023, all 342,322 of the May 2023 Pre-Funded Warrants were exercised. No additional May 2023 Pre-Funded Warrants are outstanding as of June 30, 2023.

Common and Pre-Funded Warrants issued with March 2023 Offering

In March 2023, the Company completed the March 2023 Offering, in which it sold 85,000 shares of its Common Stock together with 1,533,123 2023 Pre-Funded Warrants to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of $0.0001 per share, and 1,618,123 Series A Common Warrants to purchase up to an aggregate of 1,618,123 shares of Common Stock with an exercise price of $2.82 per share, and 1,618,123 Series B Common Warrants to purchase up to an aggregate of 1,618,123 shares of Common Stock with an exercise price of $2.82 per share, at a combined offering price of $3.09. Each Series A Common Warrant is immediately exercisable at the option of the holder and expires March 20, 2028. Each Series B Common Warrant is immediately exercisable at the option of the holder and expires July 20, 2025.

In connection with the March 2023 Offering, the Company issued Placement Agent Warrants to purchase up to 113,269 shares of Common Stock at an exercise price equal to $3.8625 per share (the “March 2023 Offering Placement Agent Warrants”). The March 2023 Offering Placement Agent Warrants are exercisable immediately upon issuance and expire on March 16, 2028.

During the quarter ended March 31, 2023, 1,533,123 of the 2023 Pre-Funded Warrants were exercised. No additional 2023 Pre-Funded Warrants are outstanding as of June 30, 2023.

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented. The aggregate intrinsic value of warrants outstanding as of June 30, 2023 is calculated as the difference between the exercise price of the warrants and the closing market price of the Company's Common Stock on that date, which was $1.65 per share. The intrinsic value of warrants outstanding as of June 30, 2023, was zero due to the warrants' exercise prices above market value.

	Quantity of Warrants Outstanding as of		Exercise	Expiration
Description	June 30, 2023	December 31, 2022	Price	Date
Series 1a Warrants	4,321	4,321	$328.00	11/15/2026
Class B Common Warrants	4,077	4,077	$91.84	12/31/2024
IPO Warrants	184,820	184,820	$112.00	8/17/2026
IPO Underwriter Warrants	8,035	8,035	$128.80	8/17/2026
April 2022 PIPE Common Warrants	235,849	235,849	$2.82	3/20/2028
Series A Common Warrants	1,618,123	-	$2.82	3/20/2028
Series B Common Warrants	1,618,123	-	$2.82	7/20/2025
March 2023 Offering Placement Agent Warrants	113,269	-	$3.8625	3/16/2028
May 2023 PIPE Common Warrants	800,877	-	$2.16	11/27/2028
May 2023 PIPE Placement Agent Warrants	56,061	-	$2.8563	5/23/2028
Total warrants outstanding	4,643,555	437,102

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

As of June 30, 2023, there remain an additional 127 shares reserved for issuance under the 2021 Plan.

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

15

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant date fair value	$4.23	$25.12	$4.23	$25.12
Risk-free rate	3.9%	1.39%	3.9%	1.39%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.1	5.3	6.1	5.3
Expected volatility	112%	122%	112%	122%

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

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$48,425	$53,309	$96,850	$108,510
General and administrative	82,752	208,263	165,587	365,942
	$131,177	$261,572	$262,437	$474,452

 Stock Option Award Activity

A summary of the Company’s Equity Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2022	65,983	$60.32	8.2
Options granted	36,091	4.96	9.5
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at June 30, 2023	102,074	$40.77	8.3

Options exercisable at June 30, 2023	48,300	$64.49	7.8

The aggregate intrinsic value of options exercisable as of June 30, 2023, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on that date, which was $1.65 per share. The intrinsic value of options outstanding and exercisable as of June 30, 2023, was zero.

As of June 30, 2023, total unrecognized compensation cost related to stock options was approximately $0.8 million and the weighted average period over which this cost is expected to be recognized is 2.1 years.

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

7. Subsequent Event

On August 3, 2023, at the Company’s 2023 Annual Meeting, stockholders approved an amendment to the Company’s 2021 Omnibus Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance by 513,150 shares to 629,069 shares.

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

•	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

•	our dependence on third parties to manufacture our product candidates;

•	our reliance on third-party CROs to conduct our clinical trials;

•	our ability to maintain or protect the validity of our intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements; and

•	our ability to adequately support organizational and business growth.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have shown DMT310’s ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in Investigator Global Assessment). Based on this Phase 2b data we submitted an end of phase 2 meeting package to the FDA to agree on clinical development requirements for the Phase 3 acne program. We received feedback from the FDA in the end of June 2023 and based on FDA recommendations we have amended the Phase 3 protocols to include the FDA’s recommended additions. In July 2023, we submitted the amended protocols to the FDA and we plan to initiate a Phase 3 program in the second half of 2023, assuming the receipt of final approval from the FDA. In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

We have a limited operating history. Since our inception, our operations have focused on developing DMT310 and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $58.7 million of gross proceeds from the sale of our debt and equity securities.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $1.7 million and $2.7 million for the three months ended June 30, 2023, and 2022, respectively, and as of June 30, 2023, we had an accumulated deficit of $49.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

Equity Offerings

On March 20, 2023, we closed a public offering (the “March 2023 Offering”) of (i) 85,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”), (ii) pre-funded warrants to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of  $0.0001 per share, (iii) Series A warrants to purchase up to an aggregate of 1,618,123 shares of Common Stock, and (iv) Series B warrants to purchase up to an aggregate of 1,618,123 shares of Common Stock. Both the Series A and Series B warrants have an exercise price of $2.82 per share. The net proceeds of the March 2023 Offering, after deducting the placement agent’s fees and expenses and other offering expenses payable by the Company was approximately $4.2 million. In connection with the March 2023 Offering, we also issued warrants to purchase an aggregate of 113,269 shares of Common Stock to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable at an exercise price of $3.8625 per share, and will expire on the five year anniversary of the date of issuance.

On May 26, 2023, we closed a private placement (the “2023 PIPE”), priced at the market under Nasdaq rules, in which we sold 458,555 shares of its Common Stock together with 342,322 pre-funded warrants to purchase up to an aggregate of 342,322 shares of Common Stock with an exercise price of $0.0001 per share, (the “May 2023 Pre-Funded Warrants”). We received net proceeds of approximately $1.5 million, after deducting fees to the placement agent and other offering expenses. The Common Stock purchase warrants were immediately exercisable at an exercise price of $2.16 per share and will expire five and one-half years from the date of issuance.  The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share and do not expire. In connection with the offering, we also issued warrants to purchase an aggregate of 56,061 shares of Common Stock to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable at an exercise price of $2.8563 per share and will expire on the five year anniversary of the date of issuance. The net proceeds will be used for general corporate purposes, which includes, without limitation, ongoing research and pre-clinical studies, clinical trials, and the development of new biological and pharmaceutical technologies.

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

Results of Operations

Three Months Ended June 30, 2023, and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2023	2022	Difference
Operating expenses:
Research and development	$838,931	$1,612,552	$(773,621)
General and administrative	893,483	1,118,021	(224,538)
Total operating expenses	1,732,414	2,730,573	(998,159)
Losses from operations	(1,732,414)	(2,730,573)	998,159
Other income and expenses:
Interest income, net	31,050	-	31,050

Net loss	$(1,701,364)	$(2,730,573)	$1,029,209

Research and Development Expenses

Research and development expenses decreased by $0.8 million from $1.6 million for the three months ended June 30, 2022, to $0.8 million for the three months ended June 30, 2023. The decrease in research and development expense from the second quarter of 2023 as compared the same period in 2022 resulted from $0.7 million of decreased clinical expenses from the DMT310 rosacea study completed in late 2022 and $0.2 million of decreased non-clinical expenses, offset by $0.1 million of increased chemistry, manufacturing, and controls, or CMC, expenses in preparation for the DMT310 Phase 3 program which is expected to start in the second half of 2023.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million from $1.1 million for the three months ended June 30, 2022, to $0.9 million for the three months ended June 30, 2023. This decrease resulted from decreased insurance costs of $0.1 million, as well as decreased stock-based compensation expense of $0.1 million.

Other Income and Expenses

Other income and expenses increased by $31,050 from the three months ended June 30, 2023, as result of interest income earned from cash sweep accounts, which were opened during the third quarter of 2022.

Six Months Ended June 30, 2023, and 2022

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2023	2022	Difference
Operating expenses:
Research and development	$2,031,564	$3,208,391	$(1,176,827)
General and administrative	1,978,532	2,308,334	(329,802)
Total operating expenses	4,010,096	5,516,725	(1,506,629)
Loss from operations	(4,010,096)	(5,516,725)	1,506,629
Other income and expenses:
Interest expense, net	68,590	-	68,590

Net loss	$(3,941,506)	$(5,516,725)	$1,575,219

Research and Development Expenses

Research and development expenses decreased by $1.2 million from $3.2 million for the six months ended June 30, 2022, to $2.0 million for the six months ended June 30, 2023. The decrease in research and development expense resulted from $1.5 million of decreased clinical expenses from the DMT310 rosacea study completed in late 2022, offset by $0.3 million of increased CMC expenses in preparation for the DMT310 Phase 3 program which is expected to start in the second half of 2023.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million from $2.3 million for the six months ended June 30, 2022, to $2.0 million for the six months ended June 30, 2023. This decrease resulted from decreased insurance costs of $0.2 million, as well as decreased stock-based compensation expense of $0.2 million, offset by an increase in employee costs of $0.1 million.

Other Income and Expenses

Other income and expenses increased by $68,590 from the six months ended June 30, 2023, as result of interest income earned from cash sweep accounts, which were opened during the third quarter of 2022.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2023	2022
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(3,489,998)	$(4,447,363)
Financing activities	$5,687,234	$4,276,452
Increase (decrease) in cash and cash equivalents	$2,197,236	$(170,911)

Operating activities

Cash used in operations of $3.5 million for the six months ended June 30, 2023, was the result of the net loss of $3.9 million, offset by non-cash stock-based compensation of $0.3 million, as well as a decrease in accounts payable and accrued and other current liabilities of $0.2 million and a decrease in prepaid expenses and other current assets of $0.4 million.

Cash used in operations of $4.4 million for the six months ended June 30, 2022, was the result of the net loss of $5.5 million, offset by non-cash stock-based compensation of $0.5 million, as well as an increase in accounts payable and accrued and other current liabilities of $0.2 million and a decrease in prepaid expenses and other current assets of $0.4 million.

Financing activities

Cash provided by financing activities of $5.7 million for the six months ended June 30, 2023, was the result of $4.2 million of net proceeds received from the issuance of Common Stock and warrants issued in the March 2023 Offering, as well as $1.5 million of net proceeds received from the May 2023 Offering.

Cash provided by financing activities of $4.3 million for the six months ended June 30, 2022, was the result of the net proceeds received from the issuance of Common Stock and warrants issued in April 2022 from a private placement of the Company’s securities.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of June 30, 2023, our cash and cash equivalents totaled $8.4 million, and we had an accumulated deficit of $49.5 million. For the six months ended June 30, 2023, and the year ended December 31, 2022, we used cash of $3.5 million and $8.8 million, respectively, in operations. As a result of the sales of our Common Stock and warrants to purchase Common Stock in the March 2023 Offering and the May 2023 Offering for net proceeds of $4.2 million and $1.5 million, respectively, our cash balances are expected to fund operations into the second quarter of 2024. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents, along with the proceeds from the private placement in May 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in licenses or acquisitions of other drug candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023, as amended on March 28, 2023, and as further updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 11, 2023. No material changes to such risk factors have occurred during the quarter ended June 30, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4. to the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

