Form 10-Q
period 2023-09-30
Dermata Therapeutics, Inc.
filed 2023-11-09
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

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

There were 3,189,034 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of November 9, 2023.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$6,631,483	$6,241,294
Prepaid expenses and other current assets	691,900	703,194
Total assets	$7,323,383	$6,944,488

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$474,458	$496,702
Accrued and other current liabilities	442,359	425,932
Total liabilities	916,817	922,634
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized, and 3,189,034 shares issued and outstanding as of September 30, 2023; and 250,000,000 shares authorized, and 770,115 shares issued and outstanding as of December 31, 2022, respectively.	319	77
Additional paid-in capital	57,660,152	51,614,965
Accumulated deficit	(51,253,905)	(45,593,188)
Total stockholders’ equity	6,406,566	6,021,854
Total liabilities and stockholders’ equity	$7,323,383	$6,944,488

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$902,977	$1,553,295	$2,934,541	$4,761,686
General and administrative	909,001	892,777	2,887,533	3,201,111
Total operating expenses	1,811,978	2,446,072	5,822,074	7,962,797
Loss from operations	(1,811,978)	(2,446,072)	(5,822,074)	(7,962,797)
Other income and expenses:
Interest income, net	92,767	21,486	161,357	21,486
Net loss	$(1,719,211)	$(2,424,586)	$(5,660,717)	$(7,941,311)
Net loss per share of common stock, basic and diluted	$(0.54)	$(3.16)	$(2.46)	$(11.96)
Weighted-average basic and diluted shares	3,189,034	767,275	2,301,360	663,892

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	770,115	$77	$51,614,965	$(45,593,188)	$6,021,854
Stock-based compensation	-	-	131,260	-	131,260
Issuance of Common Stock and warrants, net of issuance costs	85,000	9	4,174,976	-	4,174,985
Issuance of Common Stock upon exercise of pre-funded warrants	1,533,123	153	-	-	153
Settlement of fractional shares paid in cash	(81)	-	(40)	-	(40)
Net loss	-	-	-	(2,240,142)	(2,240,142)
Balance at March 31, 2023	2,388,157	$239	$55,921,161	$(47,833,330)	$8,088,070
Stock-based compensation	-	-	131,177	-	131,177
Issuance of Common Stock and warrants, net of issuance costs	458,555	46	1,512,056	-	1,512,102
Issuance of Common Stock upon exercise of pre-funded warrants	342,322	34	-	-	34
Net loss	-	-	-	(1,701,364)	(1,701,364)
Balance at June 30, 2023	3,189,034	$319	$57,564,394	$(49,534,694)	$8,030,019
Stock-based compensation	-	-	131,177	-	131,177
Issuance costs	-	-	(35,419)	-	(35,419)
Net loss	-	-	-	(1,719,211)	(1,719,211)
Balance at September 30, 2023	3,189,034	$319	$57,660,152	$(51,253,905)	$6,406,566

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2021	520,539	$52	$46,089,327	$(35,982,275)	$10,107,104
Stock-based compensation	-	-	531,566	-	531,566
Net loss	-	-	-	(2,786,151)	(2,786,151)
Balance at March 31, 2022	520,539	$52	$46,620,893	$(38,768,426)	$7,852,519
Issuance of common stock and warrants, net of issuance costs	56,162	6	4,276,359	-	4,276,365
Issuance of common stock upon exercise of pre-funded warrants	54,688	5	82	-	87
Issuance of restricted stock unit awards	-	-	55,625	-	55,625
Stock-based compensation	-	-	205,947	-	205,947
Net loss	-	-	-	(2,730,573)	(2,730,573)
Balance at June 30, 2022	631,389	$63	$51,158,906	$(41,498,999)	$9,659,970
Issuance of common stock upon exercise of pre-funded warrants	125,000	13	187	-	200
Issuance of restricted stock unit awards	-	-	55,625	-	55,625
Stock-based compensation	-	-	179,358	-	179,358
Net loss	-	-	-	(2,424,586)	(2,424,586)
Balance at September 30, 2022	756,389	$76	$51,394,076	$(43,923,585)	$7,470,567

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,660,717)	$(7,941,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	393,614	709,435
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	11,294	(82,933)
Accounts payable	(22,244)	(31,504)
Accrued and other current liabilities	16,427	337,677
Total adjustments to reconcile net loss to net cash used in operations	399,091	932,675
Net cash used in operating activities	(5,261,626)	(7,008,636)
Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of expenses	5,651,668	4,276,365
Proceeds from exercise of pre-funded warrants	187	287
Payment for fractional shares in reverse stock split	(40)	-
Net cash provided by financing activities	5,651,815	4,276,652
Net increase (decrease) in Cash and cash equivalents	390,189	(2,731,984)
Cash and cash equivalents at beginning of period	6,241,294	10,798,806
Cash and cash equivalents at end of period	$6,631,483	$8,066,822

Supplemental disclosure:
Cash paid for taxes	$950	$800

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

Reverse Stock Split

On March 13, 2023, the Company effected a reverse stock split of shares of the Company’s Common Stock at a ratio of 1-for-16 pursuant to an amendment to the Company’s certificate of incorporation approved by the Company’s board of directors and stockholders. The par value was not adjusted as a result of the reverse split. All issued and outstanding shares of Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of September 30, 2023, cash and cash equivalents totaled $6.6 million and the Company had an accumulated deficit of $51.3 million. For the nine months ended September 30, 2023, and the year ended December 31, 2022, the Company used cash of $5.3 million and $8.8 million, respectively, in operations. The Company’s cash and cash equivalents are expected to fund operations into the second quarter of 2024. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

 Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the three and nine months ended September 30, 2023, and 2022, comprehensive loss was equal to the net loss.

Net Loss Per Share of Common Stock

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(1,719,211)	$(2,424,586)	$(5,660,717)	$(7,941,311)

Weighted-average basic and diluted common shares	3,189,034	767,275	2,301,360	663,892

Basic and diluted net loss per common share	$(0.54)	$(3.16)	$(2.46)	$(11.96)

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of September 30,
	2023	2022
Common Stock options	102,074	66,020
Common Stock warrants	4,643,555	437,113
Total potentially dilutive securities	4,745,629	503,133

Recent Accounting Pronouncements

For the nine months ended September 30, 2023, the Company has reviewed recent accounting standards and does not expect the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial position and results of operations.

3. Balance Sheet Details

The following provides certain balance sheet details:

	September 30,	December 31,
	2023	2022
Prepaid expenses and other current assets:
Prepaid insurance	$586,359	$586,407
Prepaid research and development costs	76,216	92,581
Prepaid other	29,249	11,604
Interest receivable	76	12,602
Total prepaid expenses and other current assets	$691,900	$703,194

Accrued and other current liabilities:
Accrued research and development costs	$40,904	$254,787
Accrued compensation and benefits	329,049	170,389
Accrued legal fees	72,402	-
Accrued other	4	756
Total accrued and other current liabilities	$442,359	$425,932

4. Equity Securities

Common Stock

On May 26, 2023, the Company closed a private placement (the “2023 PIPE”) priced at the market under Nasdaq rules, in which it sold 458,555 shares of its Common Stock together with 342,322 pre-funded warrants to purchase up to an aggregate of 342,322 shares of Common Stock with an exercise price of $0.0001 per share (the “May 2023 Pre-Funded Warrants”), and 800,877 warrants to purchase up to an aggregate of 800,877 shares of Common Stock with an exercise price of $2.16 per share (the “May 2023 PIPE Common Warrants”) at a combined offering price of $2.285. The May 2023 PIPE Common Warrants are set to expire on November 27, 2028. The Company received net cash proceeds of approximately $1.5 million from the 2023 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. The May 2023 Pre-Funded Warrants were exercised fully during the second quarter of 2023, and no May 2023 Pre-Funded Warrants were outstanding as of September 30, 2023.

On March 20, 2023, the Company closed a public offering (the “March 2023 Offering”) priced at the market under Nasdaq rules, in which it sold an aggregate of (i) 85,000 shares of Common Stock, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of  $0.0001 per share, (iii) Series A warrants (the “Series A Common Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock, and (iv) Series B warrants (the “Series B Common Warrants” and collectively with the Series A Warrants, the “2023 Offering Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock. The March 2023 Offering Warrants have an exercise price of $2.82 per share. The Company received net cash proceeds of approximately $4.2 million after deducting the underwriter’s discounts and offering expenses of approximately $0.8 million. The March 2023 Pre-Funded Warrants were fully exercised during the first quarter of 2023, and no March 2023 Pre-Funded Warrants were outstanding as of September 30, 2023.

On April 25, 2022, the Company closed a private placement (the “April 2022 PIPE”), in which it sold 56,161 shares of its Common Stock together with 179,687 pre-funded warrants to purchase up to an aggregate of 179,687 shares of Common Stock with an exercise price of $0.0001 per share (the “April 2022 PIPE Pre-Funded Warrants”), and 235,849 warrants to purchase up to an aggregate of 235,849 shares of Common Stock with an exercise price of $21.20 per share (the “April 2022 PIPE Common Warrants”) at a combined offering price of $21.20. The April 2022 PIPE Common Warrants related to the private placement were to expire on May 12, 2027. The Company received net cash proceeds of approximately $4.3 million from the April 2022 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The April 2022 PIPE Pre-Funded Warrants were fully exercised during 2022, and no April 2022 PIPE Pre-Funded Warrants were outstanding as of December 31, 2022, or September 30, 2023.

In connection with the March 2023 Offering, the Company agreed to amend the terms of the April 2022 PIPE Common Warrants, which are held by the purchaser in the March 2023 Offering. The exercise price of the April 2022 PIPE Common Warrants was reduced from $21.20 to $2.82 per share upon closing of the March 2023 Offering. The original expiration date of the April 2022 PIPE Common Warrants was May 12, 2027, which was extended to five years after the closing of the March 2023 Offering, or March 20, 2028. The modification of the April 2022 PIPE Common Warrants resulted in an increase in additional paid-in capital since the warrants are equity classified before and after the modification in connection with the March 2023 Offering.

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

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of September 30, 2023, or December 31, 2022.

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

Common and Pre-Funded Warrants issued in the May 2023 PIPE

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

During the second quarter of 2023, all 342,322 of the May 2023 Pre-Funded Warrants were exercised. No additional May 2023 Pre-Funded Warrants are outstanding as of September 30, 2023.

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

During the first quarter of 2023, 1,533,123 of the 2023 Pre-Funded Warrants were exercised. No additional March 2023 Pre-Funded Warrants are outstanding as of September 30, 2023.

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented. The aggregate intrinsic value of warrants outstanding as of September 30, 2023, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company's Common Stock on that date, which was $1.06 per share. The intrinsic value of warrants outstanding as of September 30, 2023, was zero due to the warrants' exercise prices above market value.

	Quantity of Warrants Outstanding as of		Exercise	Expiration
Description	September 30, 2023	December 31, 2022	Price	Date
Pre-IPO Series 1a Warrants	4,321	4,321	$328.00	11/15/2026
Pre-IPO Class B Common Warrants	4,077	4,077	91.84	12/31/2024
IPO Warrants	184,820	184,820	112.00	8/17/2026
IPO Underwriter Warrants	8,035	8,035	128.80	8/17/2026
April 2022 PIPE Common Warrants	235,849	235,849	2.82	3/20/2028
March 2023 Series A Common Warrants	1,618,123	-	2.82	3/20/2028
March 2023 Series B Common Warrants	1,618,123	-	2.82	7/20/2025
March 2023 Offering Placement Agent Warrants	113,269	-	3.8625	3/16/2028
May 2023 PIPE Common Warrants	800,877	-	2.16	11/27/2028
May 2023 PIPE Placement Agent Warrants	56,061	-	2.8563	5/23/2028
Total warrants outstanding	4,643,555	437,102

5. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), as amended, the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. Effective January 1, 2022, an evergreen provision contained in the Company’s 2021 Plan increased the total number of shares of common shares issuable under the 2021 Plan in an amount equal to one percent of the Company’s common shares outstanding as of December 31, 2021. This evergreen provision resulted in an additional 5,205 and 7,701 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2022, and 2023, respectively. The total authorized shares available for issuance under the 2021 Plan was 115,919 as of January 1, 2023. At the Company’s 2023 Annual Meeting of Stockholders held on August 3, 2023, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 513,150 shares to 629,069 shares.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of September 30, 2023, there remain 513,277 shares reserved for issuance under the 2021 Plan, as amended.

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

The following table presents the weighted-average assumptions used for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Grant date fair value	$4.23	$7.20	$4.23	$23.36
Risk-free rate	3.9%	2.9%	3.9%	1.5%
Dividend yield	0.00%	0.00%	0.00%	0.0%
Expected life in years	6.1	6.1	6.1	5.4
Expected volatility	112%	132%	112%	123%

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

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$48,425	$54,907	$145,275	$163,417
General and administrative	82,752	180,076	248,339	546,018
	$131,177	$234,983	$393,614	$709,435

 Stock Option Award Activity

A summary of the Company’s Equity Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2022	65,983	$60.32	8.2
Options granted	36,091	4.96	9.3
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at September 30, 2023	102,074	$40.77	8.1

Options exercisable at September 30, 2023	51,252	$63.55	7.6

The aggregate intrinsic value of options exercisable as of September 30, 2023, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on that date, which was $1.06 per share. The intrinsic value of options outstanding and exercisable as of September 30, 2023, was zero.

As of September 30, 2023, total unrecognized compensation cost related to stock options was approximately $0.8 million and the weighted average period over which this cost is expected to be recognized is 1.8 years.

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

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has received multiple shipments of raw material from its supplier, containing additional quantities of Spongilla raw material, which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in DMT310 and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have shown DMT310’s ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in Investigator Global Assessment). Based on this Phase 2b data we submitted an end of phase 2 meeting package to the FDA to agree on clinical development requirements for the Phase 3 acne program. We received feedback from the FDA in the end of June 2023 and based on FDA recommendations we have amended the Phase 3 protocols to include the FDA’s recommended additions. In July 2023, we submitted the amended protocols to the FDA and we plan to initiate a Phase 3 program in the second half of 2023, assuming the receipt of final approval from the FDA. In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we have conducted a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $1.7 million and $2.4 million for the three months ended September 30, 2023, and 2022, respectively, and as of September 30, 2023, we had an accumulated deficit of $51.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

On May 26, 2023, we closed a private placement (the “2023 PIPE”), priced at the market under Nasdaq rules, in which we sold 458,555 shares of its Common Stock together with 342,322 pre-funded warrants to purchase up to an aggregate of 342,322 shares of Common Stock with an exercise price of $0.0001 per share, (the “May 2023 Pre-Funded Warrants”). We received net proceeds of approximately $1.5 million, after deducting fees to the placement agent and other offering expenses. The Common Stock purchase warrants were immediately exercisable at an exercise price of $2.16 per share and will expire five and one-half years from the date of issuance.  The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share and do not expire. In connection with the offering, we also issued warrants to purchase an aggregate of 56,061 shares of Common Stock to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable at an exercise price of $2.8563 per share and will expire on the five-year anniversary of the date of issuance. The net proceeds will be used for general corporate purposes, which includes, without limitation, ongoing research and pre-clinical studies, clinical trials, and the development of new biological and pharmaceutical technologies.

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

Results of Operations

Three Months Ended September 30, 2023, and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2023	2022	Difference
Operating expenses:
Research and development	$902,977	$1,553,295	$(650,318)
General and administrative	909,001	892,777	16,224
Total operating expenses	1,811,978	2,446,072	(634,094)
Losses from operations	(1,811,978)	(2,446,072)	634,094
Other income and expenses:
Interest income, net	92,767	21,486	71,281

Net loss	$(1,719,211)	$(2,424,586)	$705,375

Research and Development Expenses

Research and development expenses decreased by $0.7 million from $1.6 million for the three months ended September 30, 2022, to $0.9 million for the three months ended September 30, 2023. The decrease in research and development expenses from the third quarter of 2023 as compared the same period in 2022 resulted from $0.5 million of decreased clinical expenses from the DMT310 rosacea study completed in late 2022 and $0.3 million of decreased non-clinical expenses, offset by $0.1 million of increased chemistry, manufacturing, and controls, or CMC, expenses in preparation for the DMT310 Phase 3 program.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended September 30, 2023, and 2022, respectively.

Other Income and Expenses

Other income and expenses increased by $71,281 from the three months ended September 30, 2023, as result of interest income earned from cash sweep accounts that were opened during the third quarter of 2022.

Nine Months Ended September 30, 2023, and 2022

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Difference
Operating expenses:
Research and development	$2,934,541	$4,761,686	$(1,827,145)
General and administrative	2,887,533	3,201,111	(313,578)
Total operating expenses	5,822,074	7,962,797	(2,140,723)
Loss from operations	(5,822,074)	(7,962,797)	2,140,723
Other income and expenses:
Interest income, net	161,357	21,486	139,871

Net loss	$(5,660,717)	$(7,941,311)	$2,280,594

Research and Development Expenses

Research and development expenses decreased by approximately $1.9 million from $4.8 million for the nine months ended September 30, 2022, to $2.9 million for the nine months ended September 30, 2023. The decrease in research and development expenses resulted from a $2.0 million decrease in clinical expenses and a $0.3 million decrease in non-clinical expenses, offset by $0.4 million of increased CMC expenses in preparation for the DMT310 Phase 3 program.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million from $3.2 million for the nine months ended September 30, 2022, to $2.9 million for the nine months ended September 30, 2023. This decrease resulted from decreased insurance costs of $0.2 million, as well as decreased stock-based compensation expense of $0.3 million, offset by an increase in public company expenses of $0.2 million primarily related to professional services.

Other Income and Expenses

Other income and expenses increased by $139,871 from the nine months ended September 30, 2023, as result of interest income earned from cash sweep accounts, which were opened during the third quarter of 2022.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2023	2022
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(5,261,626)	$(7,008,636)
Financing activities	$5,651,815	$4,276,652
Increase (decrease) in cash and cash equivalents	$390,189	$(2,731,984)

Operating activities

Cash used in operations of $5.3 million for the nine months ended September 30, 2023, was the result of the net loss of $5.7 million, offset by non-cash stock-based compensation of $0.4 million.

Cash used in operations of $7.0 million for the nine months ended September 30, 2022, was the result of the net loss of $7.9 million and an increase in prepaid expenses and other current assets of $0.1 million, offset by non-cash stock-based compensation of $0.7 million and an increase in accrued and other current liabilities of $0.3 million.

Financing activities

Cash provided by financing activities of $5.7 million for the nine months ended September 30, 2023, was the result of $4.2 million of net proceeds received from the issuance of Common Stock and warrants issued in the March 2023 Offering, as well as $1.5 million of net proceeds received from the May 2023 Offering.

Cash provided by financing activities of $4.3 million for the nine months ended September 30, 2022, was the result of the net proceeds received from the issuance of Common Stock and warrants issued in April 2022 from a private placement of the Company’s securities.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of September 30, 2023, our cash and cash equivalents totaled $6.6 million, and we had an accumulated deficit of $51.3 million. For the nine months ended September 30, 2023, and the year ended December 31, 2022, we used cash of $5.3 million and $8.8 million, respectively, in operations. As a result of the sales of our Common Stock and warrants to purchase Common Stock in the March 2023 Offering and the May 2023 Offering for net proceeds of $4.2 million and $1.5 million, respectively, our cash balances are expected to fund operations into the second quarter of 2024. We anticipate that we will continue to incur net losses for the foreseeable future.

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

Funding Requirements

We plan to focus in the near term on the development, regulatory approval, and potential commercialization of DMT310 for the treatment of acne. We anticipate we will incur net losses for the next several years as we complete clinical development of DMT310 for the treatment of acne and psoriasis and continue research and development of DMT410 for the treatment of aesthetic and medical skin conditions. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional drug candidates, potentially build commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

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

We believe that our existing cash and cash equivalents, along with the proceeds from the private placement in May 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in licenses or acquisitions of other drug candidates. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance future operations, we are developing plans to mitigate this risk, which may consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we may be forced to make significant reductions in our operations and the pursuit of our growth strategy. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and activities which could adversely affect our business prospects, or we may be unable to continue operations.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023, as amended on March 28, 2023, and as further updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 11, 2023. No material changes to such risk factors have occurred during the quarter ended September 30, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Second Amendment to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2023).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

