Form 10-K
period 2023-12-31
Dermata Therapeutics, Inc.
filed 2024-03-21
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2023, was approximately $4.8 million.

As of March 18, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 6,660,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

DERMATA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Overview

We are a late-stage medical dermatology company focused on identifying, developing, and commercializing innovative pharmaceutical product candidates for the treatment of medical and aesthetic skin conditions and diseases we believe represent significant market opportunities.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have recently initiated a Phase 3 program of DMT310 in moderate-to-severe acne and began enrolling patients in the first of two identical studies in December of 2023. Both studies will be double blinded, randomized, placebo controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne, which are the same endpoints used in our Phase 2b study of DMT310 for moderate-to-severe acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. We expect to have top-line results from the first Phase 3 study in the first quarter of 2025. Previously DMT310 has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with DMT310 achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

DMT310

Moderate-to-Severe Acne. In December 2023, we began enrolling patients in the first of two Phase 3 clinical studies of DMT310 for the treatment of moderate-to-severe acne. Each study will be double blind, randomized, placebo controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. with the primary endpoints being the absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne as were used in our DMT310 Phase 2b acne study. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. The first Phase 3 study is expected to have top-line results in the first quarter of 2025. In June 2020, we completed a randomized, double-blind, multicenter, placebo-controlled Phase 2b clinical trial of DMT310 for the once weekly treatment of moderate-to-severe acne. DMT310 showed statistically significant improvement versus placebo for all three endpoints (inflammatory lesion counts, non-inflammatory lesion counts, and IGA), after only four topical treatments and continued to statistically separate from placebo through the end of study at week 12. We believe these results from once weekly applications may favorably position DMT310 as a first-in-class product in the market for the treatment of moderate-to-severe acne.

Mild-to-Moderate Psoriasis. In October 2021, we completed a Phase 1b POC trial of DMT310 for the once weekly treatment of mild-to-moderate psoriasis. Plaque psoriasis is a chronic, inflammatory skin disease that comprises approximately 80% of the psoriasis market as of 2019, according to Fortune Business Insights Market Research Report, a majority of patients have mild-to-moderate disease which makes them less likely to receive an approved biologic treatment, that are only indicated for patients with moderate to severe disease, as a first line therapy. Due to the large population of patients who suffer from mild-to-moderate psoriasis, and lack of effective topical therapies for more mild disease, we believe there is a large unmet need for an effective topical product with limited side effects. Based on the data in our Phase 1b POC trial, the in-vitro data of DMT310’s reduction of IL-17A and IL-17F, and the anti-inflammatory effects we observed in its Phase 2b trial for acne, we believe DMT310 may be used as a first-line therapy for patients suffering from mild-to-moderate psoriasis who are not candidates for biologic treatments. In October 2021, we announced top-line results from our Phase 1b POC trial of DMT310 for the treatment of 30 mild-to-moderate patients with psoriatic lesions covering between 2% to 30% of their body surface area. Patients were treated with DMT310 once a week for 12 weeks. Based on the efficacy, safety and tolerability profile observed in the POC trial, we initiated additional work to better inform our clinical trial design prior to moving into a larger Phase 2, placebo-controlled, clinical trial. We plan to continue development of DMT310 for the treatment of psoriasis upon the acquisition of additional financial resources to support such development.

Moderate-to-Severe Rosacea. On December 5, 2022, we announced topline results from our Phase 2 trial of once-weekly topical application of DMT310 for the treatment of moderate-to-severe rosacea. The data was supportive of DMT310 as a treatment for inflammatory skin diseases, but the rosacea study did not meet its primary endpoints. While some patients did achieve a meaningful change in their rosacea, with 36% of DMT310 patients meeting the criteria for a responder on the Investigator Global Assessment (IGA) score, DMT310 was not able to statistically separate from placebo with 23% of placebo patients meeting the criteria as a responder at Week 12. A treatment responder is defined as an IGA grade of ‘clear’ or ‘almost clear’ and at least a 2-grade improvement from baseline. Based on the foregoing, we have decided not to devote any further financial resources to the development of this indication for DMT310 at this time.

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

We also completed an open-label, ten (10) patient, Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions (pore size, Global Aesthetic Improvement, brightness, luminosity, sebum production, fine lines under the eye, glabellar lines, forehead lines, and lateral canthal lines) and announced topline results in November 2021. In our Phase 1b POC trial of DMT410, patients received one treatment of DMT410 and were evaluated every four weeks for a total duration of 16 weeks to determine DMT410’s safety and tolerability profile, effectiveness, and its duration of treatment effect. We announced top-line results in November 2021, where we observed an improvement in many of the trial’s endpoints. At week 8, 80% of patients had at least a 25% improvement in their Global Aesthetic and 60% of patients had a 25% improvement in pore size. Also at week 8, 90% of patients had at least a one-point improvement in luminosity and 60% of patients had at least a one-point improvement in brightness. These physicians graded results were supported by objective analysis provided by Canfield Scientific’s VISIA and PRIMOS visual analysis camera systems.  Based on these results, we continue to actively discuss partnership opportunities with botulinum toxin companies to continue development of DMT410 in a larger placebo-controlled Phase 2 trial where we can study multiple doses of botulinum toxin applied to the entire face. We believe these results, combined with our results in hyperhidrosis, clearly demonstrate how DMT410’s combination regimen could greatly expand the potential indications for botulinum toxins for aesthetic skin conditions, as well as other dermatologic skin diseases such as hyperhidrosis, acne, or acne scars.

There can be no assurance that DMT310 or DMT410 will receive FDA approval for any of the foregoing indications.

Our Strategy

We plan on in-licensing, developing and commercializing differentiated medical and aesthetic dermatology product candidates for the treatment of various skin diseases and conditions, which we believe have significant unmet needs in the market. The key components of this strategy are as follows:

•

Complete development and regulatory approval of DMT310 for acne. We initiated the first of two Phase 3 clinical studies of DMT310 for the treatment of acne in December 2023. We expect to receive top-line results from the first study in the first quarter of 2025. In 2025, we plan on initiating the second DMT310 Phase 3 clinical study followed by a long-term extension study. We also plan to initiate the FDA required dermal carcinogenicity studies in rats and the repeat dose dermal toxicity study in minipigs.  Assuming positive results from the Phase 3 program, we plan on submitting a New Drug Application to FDA approximately 6 months after completion of the trials.

•

Explore mutually beneficial partnership opportunities for our DMT410 program in hyperhidrosis and aesthetic skin conditions. We have received top-line results from two Phase 1b POC trials of DMT410 in both axillary hyperhidrosis and for the treatment of multiple aesthetic skin conditions using our Spongilla technology for the topical application of OnabotulinumtoxinA (brand name BOTOX®). We believe these trials provide further evidence of the ability for DMT410 to topically deliver any botulinum toxin into the dermis for skin conditions and diseases. Based on the results of DMT410 in hyperhidrosis and aesthetics, we are currently discussing partnership opportunities with multiple botulinum toxin companies to further develop DMT410 for the topical treatment of skin diseases and aesthetic skin conditions.

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

•

Maximize the value of our portfolio by commercializing our product candidates in territories where we can do so effectively and partner for other territories to help us reach new markets. We plan to maximize the territories where our product candidates could be sold by partnering with established companies in new territories outside of the U.S. market for development and potential commercialization, if possible.

•

Further strengthen our intellectual property portfolio, path to new chemical entity, or NCE, exclusivity, raw material supply and advance our regulatory filings. We plan to continue to strengthen our IP portfolio for DMT310 and DMT410, seek NCE exclusivity for DMT310, maintain our exclusive supply agreement for our raw material requirements, and continue to protect our proprietary information. We believe these activities will be our primary competitive advantages if our product candidates receive regulatory approval.

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

Dermatology Market Overview

We are currently focused on the medical and aesthetic dermatology markets, which include multiple common and undertreated skin diseases and conditions such as acne, psoriasis, hyperhidrosis, and multiple aesthetic conditions, some with no currently approved products, including the reduction of fine lines, pore size, sebum production and improvement in luminosity and overall skin quality. We believe these diseases and conditions cause significant negative impacts on patients’ quality of life, including physical and emotional trauma and social stigmatism, causing patients to constantly seek better treatment options to help alleviate their conditions. We also believe these markets have not experienced the same level of development and advances as other markets, as there have been few innovative topical products recently approved other than reformulations or combinations of existing compounds. We believe our product candidates will be well situated within the market and offer the innovative solutions to the underserved medical and aesthetic dermatology markets.

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

Background of Our Spongilla Technology

Spongilla Lacustris Overview

Spongilla lacustris, or Spongilla, is a freshwater sponge from the Spongillidea family that grows in freshwater rivers and lakes in commercial quantities in select regions of the world. It becomes dormant during the winter months and regrows each year to growth forms ranging from encrusting, to digitate, to branched, depending on its habitat’s growth conditions. While it grows in many parts of the northern hemisphere, there are only certain locations where it grows in the quantities and of the quality to viably support a commercial pharmaceutical product. One such location is the Volga River in central Russia, where we have signed an exclusive supply agreement with one of the larger known suppliers of Spongilla raw material for DMT310, which we believe provides us with a reliable source of our supply of Spongilla raw material for the foreseeable future. Traditionally, locals would harvest small amounts of Spongilla for its perceived medicinal properties and use it as a folk medicine to treat a variety of inflammatory conditions, including arthritis. Over the last 21 years, our exclusive supplier has refined its harvesting methods and procedures and is now capable of supplying a high-quality raw material. Our supplier has the capacity to collect and process large quantities of Spongilla per year. We believe our supplier will be able to supply a raw material in the quantities and of the quality necessary to support our clinical and commercial needs.

The traditional use of Spongilla in Russia has provided a large amount of safety data. In 2003, the Russian Ministry of Health indicated that Spongilla has been used by over one million people per year, with few reported safety issues. In 2017, we submitted this safety information, along with various other publications and non-clinical studies, in an Investigational New Drug, or IND, application to the FDA’s Division of Dermatology and Dental Products with reference to the FDA’s Botanical Drug Development Guidance for Industry, or Botanical Guidance. This submission enabled the FDA to approve our IND for DMT310, allowing us to proceed directly into a Phase 2 clinical trial in patients due in part to historical human exposure. In 2023, the FDA also confirmed that DMT310 would be filed under a new drug application (NDA). While we are still required to complete certain non-clinical and pharmacokinetic studies prior to filing an NDA, we were able to strategically conserve resources while gathering human clinical efficacy and safety data prior to completing such work.

Spongilla’s Multiple Mechanism of Actions

The unique properties of Spongilla lacustris not only allows us to reference the FDA’s Botanical Guidance, but also helps ensure the sustainable regrowth of sufficient supply of raw material each year. While Spongilla is technically a part of the animal kingdom, it grows and acts more similarly to a plant in that it can completely regenerate every year, even in harsh environmental conditions. In addition to causing a regrowth of the sponge each year, the harsh environmental conditions the sponge lives in helps contribute to our Spongilla technologies’ multiple mechanisms of actions. Based on knowledge gained from over 21 years of harvesting Spongilla, our supplier has learned the necessary environmental conditions and Spongilla characteristics that must be present for optimal raw material harvest and to ensure the raw material contains the necessary properties for an effective pharmaceutical product. These properties include both mechanical and chemical components that are a naturally occurring part of the sponge raw material and contribute to our Spongilla technology’s mechanisms of action in the treatment of skin diseases and conditions.

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

Image 2: Siliceous Spicules Present in Spongilla

After harvesting and further processing in the U.S., the form and size of our spicules make them the ideal mechanism to penetrate the stratum corneum, the skins barrier, and temporarily create a micro-channel into the dermis without penetrating into subcutaneous tissue, where the larger blood vessels are located. These newly created microchannels temporarily open the skin’s barrier to allow for the targeted delivery of large and small chemical compounds into the dermis. Most topically applied products currently contain various penetration enhancers that help force the active molecule through the stratum corneum and into the dermis, such as Dimethyl Sulfoxide (DMSO). However, DMSO is only able to help smaller molecules penetrate and is usually unable to aid larger molecules, such as botulinum toxin, in topical delivery. These penetration enhancers can also cause unwanted side effects such as dry skin or garlic like taste, breath, and body odor. We believe our Spongilla technology is differentiated by enabling the delivery of both small and large molecules through topical application with less irritation and side effects than other topically applied products.

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

While we believe each of the mechanical or chemical components of our Spongilla technology may be beneficial in treating various diseases, we believe the impact of each mechanism may be greatly enhanced when combined with the other. The large number spicules contained in each treatment create many microchannels through the stratum corneum, allowing for sufficient penetration and delivery of the chemical components into the treatment area to fight inflammation and kill bacteria.

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

Our Product Candidates

DMT310

Our lead product candidate, DMT310, is a unique, once weekly, naturally derived topical product, first being developed for the treatment of moderate-to-severe acne vulgaris, or acne. It is derived from freshwater Spongilla lacustris, or Spongilla, which grows under certain environmental conditions in select locations throughout the northern hemisphere. Our Spongilla raw material is harvested by our exclusive partner in Russia abiding by strict protocols based on our supplier’s 21 years of experience and our expertise in an ideal pharmaceutical product. The result of these strict protocols is a consistent chemical structure that is reproducible year after year, which is critical in producing a material able to be used in a pharmaceutical product. After harvesting, the Spongilla is shipped to our manufacturing facility in the U.S. for further processing into a uniform powder before being packaged into sachets. Immediately prior to treatment the patient will mix the powder with a diluent (hydrogen peroxide) to form a paste, which the patient can then apply to the treatment area to treat the multiple facets of their disease. DMT310 utilizes the Spongilla’s mechanical spicules to help resurface a patient’s skin while also creating microchannels through the stratum corneum to allow the penetration of the Spongilla’s naturally created organic compounds to help treat various skin diseases. We believe these organic compounds can travel through the newly created microchannels into the dermis and sebaceous glands where both inflammatory and non-inflammatory acne lesions originate. DMT310 targets treatment of the multiple facets of acne by combining the substantial mechanical and chemical activity of Spongilla into an easy to apply product that only needs to be applied once weekly. If approved by the FDA, we believe the combination of the mechanical and chemical properties of DMT310 has the potential for a more rapid time to treatment effect with fewer treatments, less side effects, and better tolerability than other currently marketed topical acne products.

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

Many current acne products, such as retinoids that must be applied at least once or twice-a-day, may cause significant stinging, burning, and peeling after each application. These tolerability issues, which may start occurring after the first application, and the substantial discomfort they cause, lead many patients to discontinue the necessary daily application schedule or the use of the product altogether. It is well known that benzoyl peroxide, or BPO, leads to drying of the skin and that retinoids result in many local skin reactions including erythema, burning, and peeling, after the first treatment. It has been observed in the combination study of adapalene/BPO, where more than 20% of the subjects reported moderate or severe erythema and stinging/burning.

Lastly, most topical products have an unavoidable latency period of 6-8 weeks until patients have a definite improvement in their acne lesions. This means they may have to endure 30 to 60 applications before observing that their acne is improving (assuming a daily, or twice daily regimen), all while dealing with the burning, stinging, and peeling that may accompany these topical products. We believe that teenagers, who make up the largest segment of the acne market, become impatient with the lack of rapid perceived effect leading to premature discontinuation of treatment. The lack of rapid treatment effect, side effects, and onerous application schedules all greatly contribute to patient noncompliance issues and could ultimately lead to treatment failure for current topical therapies. We believe patients are more concerned with rapid efficacy outcomes and low side effects than costs, thus we believe patients will be more willing to pay higher out of pocket costs for a product that has these attributes.

Our Solution for Moderate-to-Severe Acne. If approved, we believe DMT310’s once weekly application regimen and apparent rapid treatment effect will increase patient compliance, potentially increasing the likelihood of improved acne results. Using our multifaceted, once weekly Spongilla treatment technology, we are developing DMT310 to create a paradigm shift in how acne is treated by dermatologists by attempting to make DMT310 the preferred treatment option for all acne patients. We have designed DMT310 to treat the multiple factors of acne while also attempting to increase patient compliance.

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

Based on clinical and non-clinical data generated to date for DMT310, and anecdotal evidence of DMT310’s effect on psoriatic lesions, we completed a Phase 1b, open label, POC study in mild-to-moderate psoriasis patients in October 2021. This trial included once weekly treatments of DMT310 for 12 weeks in 30 mild-to-moderate psoriasis patients with lesions covering 2% to 30% of their body surface area. The primary endpoints in this trial were the Physician’s Global Assessment, which is a 6-point scale measuring the physician’s assessment of psoriasis severity of the target lesion site, the Psoriasis Area Severity Index scale is also a 6-point scale measuring the psoriatic disease severity taking into account qualitative lesion characteristics (erythema, thickness, and scaling) and degree of surface area involvement and the Pruritus Visual Analog Scale consists of the patient’s measurement of pruritus, or itch, in addition to normal tolerability and safety assessments. We announced top-line results in October 2021, and based on the efficacy, safety and tolerability profile seen in the POC trial we initiated additional work to better inform the clinical trial design prior to moving into a larger Phase 2, placebo-controlled, clinical trial upon the receipt of sufficient financial resources.

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

Image 3: Siliceous Spicules Microchannels

DMT400 works by first topically applying our proprietary sponge powder to the treatment area wherein the mechanical spicules of the sponge penetrate the skin, thereby creating microchannels into the dermis as seen in Image 3 above. Unlike a derma roller or other microneedle technology, our unique spicules remain in the skin for one to two days allowing the microchannel to remain open rather than close up, as they would after using a derma roller. With the microchannel open for a longer period a macromolecule can be applied topically to the skin and is thus able to penetrate into the dermis. We believe this topical application of a macromolecule can be massaged into the newly created microchannels thereby facilitating the delivery of the macromolecule, through the microchannel and into the dermis, without the need for injections. This targeted delivery to the dermis rather than delivery to the systemic circulation, may decrease the systemic spread of these macromolecules thus potentially reducing side effects seen with injections, while increasing targeted application to where the disease resides.

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

Limitations of Current Standards of Care. While the prevalence of hyperhidrosis is significant, treatment options are limited, and many come with unwanted side effects making patient acceptance low. Typical first line therapy is usually with aluminum chloride-based antiperspirants, but many have potential drawbacks. First, daily applications can be time consuming leading to poor compliance among patients. Second, many antiperspirants are irritating to the skin leading to treatment discontinuation. Lastly, topical aluminum chloride treatment has a transient duration of effect and requires frequent reapplication to maintain sweat control. More recently, topical anticholinergics have been investigated by companies such as Botanix Inc. (formerly developed by Fresh Tracks, Inc.) and Journey Medical Corporation (formerly developed by Dermira, Inc.), but we believe they tend to have the same side effects as systemic anticholinergics which are used off-label. These side effects include dry mouth, dry eyes, blurred vision, headache, urinary retention, among others. The unwanted side effects are often so intolerable that up to one third of patients are forced to withdraw from treatment. If topical or systemic treatments fail, then patients can get intradermal injections of botulinum toxin which has been shown to have a great treatment effect, but treatment is very technique driven, requiring a trained physician to administer the toxin to the thin layer of the dermis. Many times, poor treatment response with botulinum toxin is due to incorrect or insufficient dosing or incorrect administration. Patients may also experience injection site pain or discomfort, which may be accompanied by swelling and bruising. However, for the treatment of palmar hyperhidrosis with intradermal injections of botulinum toxin, the most notable adverse event is transient hand weakness, if administered incorrectly. As a last resort, patients may also seek surgery to treat their hyperhidrosis, if less invasive treatment options fail. While there are treatment options available for hyperhidrosis patients, only about half of affected individuals seek treatment due to social embarrassment associated with the diagnosis of the disease. We believe this leaves a wide gap in the market for a product that combines the efficacy of botulinum toxin with the safety and tolerability profile of topical therapies. We believe DMT410, if successfully commercialized, could address this underserved market opportunity.

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

Limitations of Standards of Care While injections of botulinum toxin into the muscles have been approved for many years for aesthetic treatments such as the reduction of glabellar, lateral canthal or forehead lines, there are many other aesthetic skin conditions, such as enlarged pore size, excess sebum production, fine lines, decreased luminosity, and decreased brightness that botulinum toxin has been demonstrated to improve but a botulinum toxin product, whether via intradermal injections or topical application, has yet to be approved for these indications. This may be because these aesthetic indications typically require botulinum toxin to be delivered to the dermis rather than the muscle, which due to the thin nature of the dermis, can be more difficult than injecting into the muscle. Additionally, the areas of the face requiring intradermal injections are much more sensitive and thus can be more painful for patients. These intradermal aesthetic indications typically require a wider dispersion of botulinum toxin to be delivered to the dermis rather than the few injections into the muscle needed for the deeper facial lines. Some intradermal studies have required 25-30 intradermal injections in the face to deliver sufficient quantities of botulinum toxin to the dermis. With some patients having a fear of needles, a treatment that can avoid the use of needles would be desirable for this population. Additionally, topical application of botulinum toxin has been difficult due to the size of the molecule making it difficult for the botulinum toxin to penetrate the stratum corneum, resulting in many topical applications being ineffective and discontinued. An example is Revance’s RT001 product which did not achieve the primary or other secondary endpoints in a Phase 3 trial for the treatment of crow’s feet and therefore, Revance does not plan to continue development of this program at this time. Another botulinum toxin company, Allergan (now part of AbbVie), purchased a company in 2016 to pursue development of a topical botulinum toxin program. However, we believe Allergan has not conducted any studies with this program. We believe most botulinum toxin companies remain interested in developing a topical means of administering botulinum toxin that is less painful, easy to apply, provides wider coverage of toxin, and limits potential distant spread of toxin, but no product has yet been successfully developed.

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

Clinical Progress of our Lead Product Candidates

DMT310 Phase 3 Clinical Trial Program for Acne

In December 2023, we initiated the DMT310 Phase 3 clinical program entitled Spongilla Treatment of Acne Research study (STAR). The DMT310 Phase 3 clinical program will include two Phase 3 clinical trials to evaluate the efficacy, safety, and tolerability of DMT310 in patients with moderate-to-severe facial acne. Each Phase 3 trial will be randomized (2:1), double-blind, placebo-controlled, and will enroll approximately 550 patients with moderate-to-severe acne, ages 9 years and older in the United States and Latin America. The primary endpoints are the mean change from baseline in inflammatory and noninflammatory lesion counts and the Investigator Global Assessment (IGA) treatment response rate. IGA is measured on a 5-point scale (0-4), with a treatment response defined as at least a 2-point improvement from baseline and an IGA score of 0 (clear) or 1 (almost clear). Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. STAR-1 is the first of two pivotal Phase 3 trials, with top-line results expected in the first quarter of 2025. Upon adequate financing, we will initiate the second Phase 3 clinical trial, STAR-2, which will be followed by a long-term extension study as required by FDA. If positive, the results from both Phase 3 clinical trials will be used to support the filing of an NDA with FDA.

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

The following diagrams and tables show the absolute reduction of inflammatory and non-inflammatory lesions from baseline until the end of study, or week 12, for both DMT310 and placebo (Image 4), and percent reduction of inflammatory and non-inflammatory lesions from baseline until end of study, or week 12, for both DMT310 and Placebo (Image 5). Although reduction in non-inflammatory lesions was a secondary endpoint of this trial, it is a required metric for the Phase 3 acne studies necessary for FDA approval.

Image 4: Mean reduction of inflammatory and non-inflammatory lesions from baseline until end of study, or week 12, for both DMT310 and Placebo

Image 5. Percent reduction of inflammatory and non-inflammatory lesions from baseline until end of study, or week 12, for both DMT310 and Placebo

Image 6. Investigator Global Assessment response rate at Day 29, or week 4, Day 57, or week 8 and Day 85, or week 12

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

(2)	“Success” is defined as an IGA score of “clear” or “almost clear” and a 2-grade change in IGA upon completion of the study.

Additionally, the safety and tolerability profile of DMT310 appeared to be acceptable with a small number of patients experiencing treatment emergent adverse events as seen in Image 7 below. In this Phase 2b trial, no subject receiving treatment with DMT310 experienced a severe local skin reaction at study end nor did any patient undergo a dose modification. Most tolerability issues were mild and resolved shortly after application without any rescue medication as seen in Image 8 below. Overall, DMT310 was generally safe and well tolerated by patients when applied once weekly for 12 weeks.

System Organ Class Preferred Team	DMT310 (N=91) N (%)	Placebo (N=90) N (%)
General disorders and administration site conditions	5(5.5)	2(2.2)
Application site erythema	4(4.4)	1(1.1)
Application site pruritus	2(2.2)	2(2.2)
Application site dryness	1(1.1)	0(0.0)
Application site exfoliation	1(1.1)	0(0.0)

Image 7. Treatment Emergent Adverse Events

 Image 8. Local Tolerability

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

Patients were randomly divided into one of four treatment groups, DMT310 + 3% H2O2, DMT310 + Water, Placebo + 3% H2O2, or Placebo + Water (control). The patients were required to apply the assigned study drug to their entire face up to once weekly for 12 weeks (84 days), beginning on Day 1 and through Day 78 (as applicable). During study center visits on Days 29 and 57, a determination was made for each patient, based on the Investigator’s Global Assessment (IGA) score, as to whether study drug application would continue once weekly or at a lower biweekly frequency (once every 2 weeks). Specifically, patients with an IGA > 1 at the Day 29 or Day 57 visits continued with once weekly study drug applications, while patients with an IGA 1 at these same visits were instructed to subsequently apply their assigned study drug biweekly (see Image 9 below for a presentation of the study drug application frequency algorithm).

Image 9. Application Frequency Algorithm by Study Visit

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

DMT310 next steps for acne

After receiving positive feedback and alignment with FDA from our End of Phase 2 meeting in June of 2023 we began enrolling patients in our DMT310 Phase 3 program in moderate-to-severe acne in December 2023.

The DMT310 Phase 3 program will include two, multi-center, placebo-controlled trials with identical clinical endpoints as our recent successful Phase 2b clinical trial of DMT310 for the treatment of moderate-to-severe acne. Once we receive top-line results from both Phase 3 studies, assuming positive results, we plan to file a new drug application, or NDA, with the FDA shortly thereafter. This Phase 3 program is intended to be designed to demonstrate the safety and efficacy of the treatment of DMT310 relative to placebo for the treatment of moderate-to-severe acne. Prior to, or in parallel with our planned Phase 3 program, we intend to continue conducting and complete the additional non-clinical studies necessary to support the filing of an NDA. We also intend to conduct a long-term safety study following the second Phase 3 clinical study. If DMT310 is approved for the treatment of acne, we believe DMT310 can eventually be an attractive prescription to over-the-counter switch, or Rx-to-OTC, target, which could provide a substantially larger sales opportunity. There can be no assurance that DMT310 will receive FDA approval for the treatment of acne.

DMT310 Phase 1a Clinical Results for Psoriasis

We completed a Phase 1a POC trial of DMT310 for the treatment of mild-to-moderate psoriasis. This was an open-label, multi-center, 12-week study in 30 mild-to-moderate psoriasis patients with psoriatic lesions covering between 2-30% of body surface area. The trial aimed at evaluating the tolerability, safety, and efficacy of once weekly treatments of DMT310, which consists of 2 grams of Spongilla powder mixed with 6 mL of 3% H2O2. One mild or moderate lesion was selected, and patients were required to apply DMT310 to the entire lesion, once weekly for 12 weeks with the first two weeks of treatment applied in office under the supervision of trained staff, then the remaining 10 weekly treatments were applied at home by the patient.

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

Image 10: Local Tolerability

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

We believe the real potential of DMT410 lies in the aesthetic endpoints that can be affected by delivering BOTOX to the dermis rather than the muscles. These clinical endpoints include pore size, global aesthetic improvement, brightness, luminosity, and fine lines. The following table (Image 11) shows the improvements in pore size, or a decrease in overall pore size, with patients achieving at least a 25% improvement in pore size, for assessment of GAI, or the overall improvement in skin quality, the with patients achieving at least a 25% improvement in GAI, for assessment of brightness, or the skin’s combined uniformity of color and texture, with patients having at least a 1-point improvement in brightness, and for assessment of luminosity, or the intensity of light area reflected off the face, with patients having at least a 1-point improvement in brightness.

Image 11: Aesthetic Endpoints

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

DMT410 next steps for aesthetics

We are very encouraged by the results from our Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions. This was designed to be a signal detection trial of DMT410 for the treatment of a variety of aesthetic skin conditions based on the clinical trial design constraints, including the limitation on the quantity of BOTOX that we were able to apply, the clinical endpoints that needed to be included, and the area of the face that could be treated. Even with these limitations we believe that we achieved results sufficient to warrant the continued development of this program as there remains no approved botulinum toxin, whether via injection or topical, to treat many of the endpoints in which we saw a treatment effect. We believe this is further supported by the fact that many of the endpoints saw an improvement by week eight (8) or twelve (12) and started to return towards baseline at week 16. This is consistent with the knowledge that BOTOX lasts for about three (3) months before the effect begins to fade. We believe that if we can conduct a larger Phase 2 clinical trial that consists of multiple doses of botulinum toxin, we will be able to find the optimal dose for the treatment of a variety of aesthetic skin conditions including pore size, sebum production, fine lines, luminosity, brightness, and overall aesthetic improvement. We know that botulinum toxin has shown efficacy of these endpoints but there has been very little research conducted on the optimal dose or administration procedure, likely due to challenges with intradermal injections and the lack of topical applications that can effectively deliver botulinum toxin to a large enough treatment area as required to treat many of these aesthetic skin conditions. We believe DMT410 can meet this need as shown by our Phase 1b data, so we are actively discussing partnership opportunities with botulinum toxin companies that may be interested in helping us further develop our DMT410 program for multiple aesthetic skin conditions. There can be no assurances that we are able to successfully negotiate a partnership with a botulinum toxin company or that DMT410 will receive FDA approval for the treatment of any aesthetic skin conditions.

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

To date, we have obtained naturally sourced Spongilla raw material directly from our supplier based in Russia. In February 2020, we signed an exclusive supply agreement with this supplier of Spongilla raw material. Our supplier has over 21 years of experience collecting and processing Spongilla and has the capacity to collect and process large quantities of Spongilla per year. We believe our supplier is able to and will continue to be able to harvest sufficient quantities of raw material to fulfill our development and potential commercial needs, if a product candidate is approved using this raw material. We received multiple shipments of Spongilla raw material from our supplier during fiscal years 2022 and 2023 containing additional quantities of Spongilla raw material, which we believe will provide us with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support the filing of an NDA for DMT310 in acne in the event of successful completion of the two Phase 3 studies. However, we are exploring alternative manufacturing sources in order to ensure that we have access to sufficient manufacturing capacity to meet potential demand for any of our product candidates in a cost-efficient manner. See “Business—Material Agreements— Supply Agreement between Dermata Therapeutics LLC and Reka-Farm LLC” for more information regarding our supply of Spongilla.

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

The key competitive factors affecting the success of DMT310, if approved, will likely be its efficacy, safety, convenience of administration and delivery, price, and the availability of reimbursement from government and other third-party payors. With respect to DMT310 for the treatment of moderate-to-severe acne, if approved, we will primarily be competing with therapies such as other topical products, oral products, in-office procedures, such as laser surgery, off-label drugs, over the counter medication and homeopathic remedies. With regards to DMT310 for the treatment of mild-to-moderate psoriasis, if approved, we will face competition from topical therapies, oral therapies, systemic therapies, photo therapies and homeopathic treatments. However, based on our clinical trials, we believe that DMT310 has multiple competitive advantages over current treatment alternatives with significantly less adverse side effects. Our main competition in these indications will be with products from Sun Pharmaceuticals Industries Ltd., Vyne Therapeutics, Inc, Sol-Gel Technologies Ltd., Arcutis Biotherapeutics, Inc., Almirall S.A., Galderma S.A., Pfizer Inc. See “Business – Clinical Progress of our Lead Product Candidates” for the results of our completed and ongoing clinical trials. While we are unaware of any potential similar competitive topical products to DMT310 for the treatment of acne and psoriasis, it is possible that such potentially similar competitive products are currently being developed.

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

Patent Portfolio

Our patent estate consists of in-licensed and solely owned patent applications. Typically, we initially file U.S. provisional patent applications and then file applications directly or under the Patent Cooperation Treaty, or PCT, which is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in any one of the designated member jurisdictions and states, including in the U.S. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national phase applications filed at a later date. We currently have multiple patents and patent applications in our patent portfolio and continue to pursue and seek additional patent coverage of all our product candidates.

DMT310

Our DMT310 portfolio includes two families, one in-licensed and one owned by Dermata. The in-licensed family includes patents and patent applications in-licensed from Villani, Inc. related to therapeutic compositions and methods for treating skin conditions. The in-licensed portfolio consists of one pending non-provisional U.S. patent application, two granted U.S. patents, and granted foreign patents in Australia, Brazil, Canada, France, Germany, Ireland, Italy, Mexico, Russia, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. Additionally, the issued foreign patent in Japan, has lapsed and is no longer in force or valid. These in-licensed patents expired between 2022 and 2023 and did not receive any patent term adjustments or extensions. Based on the anticipated timing of any potential FDA approval of DMT310 for acne, the patents that expired in 2022 and 2023 are not material to our business, as we do not expect these patents to provide any protection for our product candidates and thus we have provided our licensor with a notice of abandonment for certain licensed patents. We expect our intellectual property portfolio to be protected by any potential NCE exclusivity for DMT310 and our other product candidates, the maintaining of our exclusive supply agreement for our raw material requirements, and our continued efforts to protect our proprietary information. We also have an additional Dermata owned family related to DMT310, with applications pending in the U.S., Australia, and Canada. This family refers to specific attributes of the DMT310 API and drug product as well as treatment related attributes for the treatment of acne based on the data received prior to its filing. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions.

DMT410

Our DMT410 portfolio includes two families owned by Dermata. The first family consists of one issued patent in Japan, a pending non-provisional U.S. patent application, and seven pending foreign patent applications in Australia, Canada, China, the European Patent Office, Japan, Hong Kong, and South Korea. These patents/patent applications relate to compositions for the treatment of skin diseases using our proprietary sponge powder in combination with multiple types of botulinum toxin for both medical and aesthetic skin conditions and diseases. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions. The second family is related to certain of our clinical methods related to sponge powder and botulinum toxin. This second family consists of two pending US non-provisional applications and additional applications pending in Australia, Canada, the European Patent Office, Japan, and South Korea. Patents in this patent family, if granted are expected to expire in 2041, absent any patent term adjustments or extensions.

DMT400

Our DMT400 portfolio includes three families owned by Dermata. The first family consists of pending applications in the U.S., Canada, and Japan covering our sponge powder in combination with many approved and development stage monoclonal antibodies for the treatment of skin diseases. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions. The second family consists of a pending applications in the U.S., Australia, Japan, and South Korea, covering compositions for the treatment of conditions by dermal fillers in combination with our proprietary sponge powder. Patents in this patent family, if granted, are expected to expire in 2040, absent any patent term adjustments or extensions. The third family consists of a pending PCT application filed in January of 2024, covering the compositions for the treatment of conditions by vaccines in combination with our proprietary sponge powder.

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

Pursuant to the Supply Agreement, we pay a pre-negotiated price per kilogram for Spongilla supplied by Reka-Farm, and we are required to pay to Reka-Farm a royalty payment of less than one percent of the Net Sales (as defined in the Supply Agreement) of any products we develop containing Spongilla raw material supplied by Reka-Farm.

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

Government Regulation

Our activities and products are significantly regulated by a number of governmental entities, including the U.S. Food and Drug Administration, or FDA, in the United States and by comparable authorities in other countries. These entities regulate, among other things, the research, development, testing, safety, effectiveness, manufacturing, storage, distribution, labeling, documentation, advertising and sale of our products. We must obtain regulatory approval from the FDA and comparable authorities in other countries, as applicable, for our drug candidates before we can commercialize such drugs in the U.S. and foreign jurisdictions. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many drug candidates that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested. Our inability to commercialize a product would impair our ability to earn future revenues.

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Development of Drugs in the United States

Products that we may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, and drug stability as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. A drug’s sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries.

Clinical Trials

The clinical stage of development can generally be divided into three sequential phases that may overlap: Phase 1, Phase 2, and Phase 3 clinical trials. In Phase 1, generally, small numbers of healthy volunteers are initially exposed to single escalating doses and then multiple escalating doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacologic action and general safety of the drug. Phase 2 trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits, common short-term side effects and risks. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 studies usually include from several hundred to several thousand subjects and are closely controlled and monitored. In addition to these Phase 1-3 trials, other trials may be conducted to gather additional safety, pharmacokinetic and pharmacodynamic information. Pharmaceutical products with active ingredients equal or similar to those already approved by the FDA often have more streamlined development programs than compounds entirely new to the agency, often skipping Phase 1 and 2 trials.

A clinical plan must be submitted to the FDA prior to commencement of a clinical trial. If the FDA has concerns about the clinical plan or the safety of the proposed studies, they may suspend or terminate the study at any time. Studies must be conducted in accordance with good clinical practice and reporting of study progress and any adverse experiences is required. Studies are also subject to review by independent institutional review boards responsible for overseeing studies at particular sites and protecting human research study subjects. An independent institutional review board may also suspend or terminate a study once initiated. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that once begun, issues will not arise that could cause the trial to be suspended or terminated.

Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. Sometimes, these studies are used to gain additional experience from the treatment of patients in the intended therapeutic condition. In certain instances, the FDA may mandate the performance of Phase 4 studies. In other situations, post-approval studies aim to gain additional indications for a medication or develop new dosage forms for a medication.

Chemistry, Controls and Manufacturing Development

Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Special Protocol Assessment

The Federal Food, Drug, and Cosmetic Act directs the FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a New Drug Application (NDA) or a Biologic Licensing Application (BLA). If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment (SPA). While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has latitude to change its assessment if certain exceptions apply. Exceptions include public health concerns emerging that were unrecognized at the time of the protocol assessment, identification of a substantial scientific issue essential to the safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

Review and Approval in the United States

Following pivotal or Phase 3 trial completion, data are analyzed to determine safety and efficacy. Data are then filed with the FDA in an NDA or BLA, along with proposed labeling for the product and information about the manufacturing and testing processes and facilities that will be used to ensure product quality. In the United States, FDA approval of an NDA or BLA must be obtained before marketing a pharmaceutical product. The NDA or BLA must contain proof of safety, purity, potency, and efficacy, which entails extensive pre-clinical and clinical testing.

The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of applications by the FDA is extensive and time consuming and may take several years to complete. The FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with current good manufacturing practice requirements and may also audit data from clinical and pre-clinical trials.

There is no assurance that the FDA will act favorably or quickly in making such reviews and significant difficulties or costs may be encountered in our efforts to obtain FDA approvals. The FDA may require that certain contraindications, warnings or precautions be included in the product labeling, or may condition the approval of the NDA or BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance programs to monitor the safety of approved products that have been commercialized. Further, the FDA may place conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for our product candidates.

FDA Botanical Drug Development Guidance for Industry

Most currently approved topical dermatology products are reviewed solely by the FDA’s Office of Dermatology and Dental Products and follow a standard approval pathway. However, due to our lead product candidate, DMT310, being derived from a natural source, it will be reviewed by the FDA Office of Dermatology and Dental Products with input from the FDA Botanical Review Division. While Spongilla is not a botanical, the FDA has allowed us to reference the Botanical Guidance for raw material quality control and batch to batch consistency through development and into commercialization. We believe our ability to reference the Botanical Guidance and receive input from the Botanical Review Division on DMT310 provides us with key advantages in DMT310’s regulatory pathway to approval, if achieved. These advantages include being able to move into human clinical studies upon the FDA’s acknowledged receipt of our IND letter and subsequent study may proceed, saving us substantial financial resources to achieve human clinical data. Additionally, while we believe that our sponge contains multiple active chemical compounds, based on our regulatory analysis of the feedback from the FDA and the Botanical Guidance, we believe we are only required to provide identifiable and quantifiable active components to show quality control and batch to batch consistency. We believe this will make it more difficult for a potential competitor to copy DMT310 and produce a similar product due to their inability to know every component of our product candidate. Thus, we believe a competitor with a similar product or product candidate would have to conduct all of the manufacturing, development, and regulatory steps we must complete for approval. However, there can be no assurance that we successfully navigate the development of DMT310 or that DMT310 will receive FDA approval.

Special Regulatory Procedures

Fast track designation — The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product, concurrent with or after the filing of the IND for the drug candidate. A drug that receives fast track designation is eligible for some or all of the following: (i) more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; (ii) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; (iii) eligibility for accelerated approval and priority review, if relevant criteria are met; and (iv) “Rolling Review,” which means that a drug company can submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the NDA or BLA is completed before the entire application can be reviewed. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review — Under FDA policies, a drug candidate may be eligible for priority review. The priority review program provides for expedited review or an NDA or BLA, typically within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research, or CBER, are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated drug candidate could be eligible for priority review if supported by clinical data at the time of the BLA or NDA submission.

Accelerated approval — Under the law and the FDA’s accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough therapy designation — The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate.

Pediatric Information

Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of the NDA or BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Drug Development in Europe

In the European Union, our future products may also be subject to extensive regulatory requirements. Similar to the U.S., the marketing of medicinal products is subject to the granting of marketing authorizations by regulatory agencies. Also, as in the U.S., the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

Review and Approval in the European Union

In the European Union, approval of new medicinal products can be obtained through one of three processes: the mutual recognition procedure, the centralized procedure, and the decentralized procedure. We intend to determine which process we will follow, if any, in the future.

Mutual Recognition Procedure: An applicant submits an application in one European Union member state, known as the reference member state. Once the reference member state has granted the marketing authorization, the applicant may choose to submit applications in other concerned member states, requesting them to mutually recognize the marketing authorizations already granted. Under this mutual recognition process, authorities in other concerned member states have 55 days to raise objections, which must then be resolved by discussion among the concerned member states, the reference member state and the applicant within 90 days of the commencement of the mutual recognition procedure. If any disagreement remains, all considerations by authorities in the concerned member states are suspended and the disagreement is resolved through an arbitration process. The mutual recognition procedure results in separate national marketing authorizations in the reference member state.

Centralized Procedure: This procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” Under this procedure, an application is submitted to the European Agency for the Evaluation of Medical Products. Two European Union member states are appointed to conduct an initial evaluation of each application. These countries each prepare an assessment report that is then used as the basis of a scientific opinion of the Committee on Proprietary Medical Products. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

Decentralized Procedure: The most recently introduced of the three processes for obtaining approval of new medicinal processes in the European Union, the decentralized procedure is similar to the mutual recognition procedure described above, but with differences in the timing that key documents are provided to concerned member states by the reference member state, the overall timing of the procedure and the possibility of, among other things, “clock stops” during the procedure.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug’s approved labeling (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. The FDA regulations require the products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, and NDA and BLA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practice and other laws. NDA and BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms. These firms are subject to inspections by the FDA at any time, and the discovery of violative conditions could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. These regulations include:

•

the federal healthcare program anti-kickback law which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback law or related to off-label promotion constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•

the Federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members;

•

the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act;
•	The Lanham Act and federal antitrust laws; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, traceability, and storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and the Controlled Substances Import and Export Act.

Schedule I controlled substances are pharmaceutical products subject to specific regulations under the CSA, that establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. All parties responsible for the manufacturing, distribution and testing the drug in clinical studies must apply for and obtain a license from the DEA before they are permitted to perform these activities. Furthermore, these parties must have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All licensed facilities are required to renew their registrations annually if they intend to continue to work with our drug. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. We and our manufacturing vendors and clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Third-Party Payer Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our drug candidates that ultimately may obtain regulatory approval. In both the United States and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payers.

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, the two-year spending law signed by the President of United States on February 9, 2018 includes a provision raising the manufacturer discount to 70% in 2019 in the Medicare Part D coverage gap, also known as the “donut hole.” Under prior law, manufacturers were required to provide a 50% discount on prescription drugs purchased in the donut hole. Manufacturers of branded drugs will face much higher liabilities from donut hole payments beginning in 2019, estimated at multiple billions of dollars for some of the largest companies.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Corporate and Other Information

We were formed in December 2014 as a Delaware limited liability company (“LLC”) under the name Dermata Therapeutics, LLC. On March 24, 2021, we converted from an LLC to a Delaware C-corporation and changed our name to Dermata Therapeutics, Inc.

Human Capital Resources

As of the date of this report, we have eight full time employees, with three employees working in the general and administrative department, two engaged in non-clinical and clinical development, two working in the chemistry, manufacturing, and controls department, and one employee working in the regulatory affairs and quality control department.

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

Summary of Risks Associated with Our Business

Our business and an investment in our company is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks include:

•	We are a pre-revenue company with a limited operating history;
•	We may not be able to successfully develop or commercialize our product candidates or do so on a timely or cost-effective basis;
•	Our business may be negatively affected by the impacts of public health emergencies, epidemics and pandemics, such as COVID-19;
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

42

•

We currently rely on a third party for the raw materials needed for DMT310 and DMT410, and if we encounter any difficulties in accessing or procuring alternative sources on acceptable terms, or at all, our business may suffer;

•

Our current licensed patents covering DMT310 expired between 2022 and 2023, which was prior to our anticipated date for any market launch. While we have been issued patents covering DMT410 in certain jurisdictions, other of our current pending patents covering DMT310 and DMT410 have not been issued yet and there is no guarantee they will get issued. We may not be able to obtain additional patent coverage, which could limit our market opportunity due to competition from other products;

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

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to preclinical development, the clinical trials for our drug candidates and to operating as a public company. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred losses in each year since we commenced operations in December 2014. We incurred net losses of approximately $7.8 million and approximately $9.6 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $53.4 million. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of December 31, 2023, we had capital resources consisting of cash and cash equivalents of $7.4 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical studies for our product candidates will require substantial funds to complete. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our securities and our ability to raise capital.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

We believe that our existing cash, together with interest thereon, will be sufficient to fund our operations into the third quarter of 2024. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development of our product candidates, DMT310 and DMT410, exceed our existing cash. We will need to raise additional capital to fund our operations and continue to support our planned development and commercialization activities.

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

The reports of our independent registered public accounting firms for the fiscal years ended December 31, 2023 and 2022 each contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited annual financial statements as of and for the years ended December 31, 2023, and December 31, 2022, our independent audit firms included explanatory paragraphs regarding concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and Warrants and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our supply of our raw material for our DMT310 and DMT410 product candidates. When the United States dollar weakens against the Euro, the United States dollar value of the foreign currency denominated expense increases, and when the United States dollar strengthens against the Euro, the United States dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations.

Risks Related to Development, Regulatory Approval and Commercialization

We face risks related to public health emergencies, epidemics and other outbreaks of communicable diseases, such as the coronavirus (COVID-19) pandemic, which could significantly disrupt our operations, including our clinical trials and preclinical studies, and adversely affect our business and results of operations.

Public health crises, such as the COVID-19 pandemic or similar outbreaks, could have an adverse effect our business. Quarantines, travel restrictions and other public health and safety measures implemented in response to a pandemic, including a resurgence of COVID-19, could adversely impact our operations, and the ultimate impact is highly uncertain and cannot be predicted with confidence. Effects of a pandemic, including a resurgence of COVID-19, that may delay or otherwise adversely affect our ongoing and planned preclinical activities, our planned clinical trials as well as our business generally, include:

•	delays related to disruptions at CROs and contract manufacturers, or in the supply chain;

•	delays in receiving approval from regulatory authorities to initiate our planned clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff who, as healthcare providers, may have heightened exposure;

•	delays or difficulties in enrolling and retaining patients in clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our planned clinical trials;

•	difficulties interpreting data from clinical trials;

•	diversion of healthcare resources away from the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines; and interruptions, difficulties or delays arising in our existing operations and company culture as a result of many of our employees working remotely, including those hired during the COVID-19 pandemic.

Any of these effects, and other effects of a pandemic, including a resurgence of COVID-19, could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States, Canada, and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Disruptions to the global economy may impede global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, public health emergencies, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, Hamas’ attack on Israel and the resulting conflict, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular DMT310 and DMT410.

Our portfolio of product candidates includes one late-stage product candidate, DMT310, a once weekly topical, naturally derived product candidate for the treatment of acne and psoriasis, and an early-stage candidate, DMT410, a combination treatment regimen to aid in the topical delivery of botulinum toxin for the treatment of hyperhidrosis and aesthetic skin conditions. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization or partnering of our product candidates. In the future, we may also become dependent on just one of our product candidates or any future product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We have not completed all clinical trials for the approval of any of our product candidates. In previous communications with the FDA they had asked us to show that hydrogen peroxide was not an active ingredient in our DMT310 product. While FDA did not require us to test hydrogen peroxide as a third arm in our current DMT310 Phase 3 clinical program, they may ask for additional evidence to support our belief that hydrogen peroxide is not an active ingredient in our DMT310 product. If we fail to convince the FDA that hydrogen peroxide is not an active ingredient and merely a fluidizing agent, then we may have to alter our clinical plans or reformulate our product based on FDA feedback. If we chose to reformulate our lead product candidate, DMT310, then we may decide to redo our Phase 2 and Phase 3 studies, which would be time consuming and expensive and there is no certainty of success.

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

•	delays or difficulties in our clinical trials due to quarantines or other restrictions resulting from public health emergencies, epidemics, and/or pandemics, such as the COVID-19 pandemic;

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

Approval may be delayed or denied because we cannot satisfy FDA’s Chemistry, Manufacturing and Control Requirements.

Formulation and manufacturing of drugs is another important step in development. Our applications must include information about the chemistry and physical characteristics of our products, and we must demonstrate that we have a reliable process for manufacturing the products in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the product, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life. If we are unable to successfully complete any of these complex steps, approval of our product candidates may be delayed or denied.

We may be unable to obtain regulatory approval for DMT310, or our other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

To gain approval to market a new drug such as DMT310 or DMT410, the FDA and/or foreign regulatory authorities must receive, among other things, preclinical and clinical data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the drug product for the intended indication applied for in an NDA, or other applicable regulatory filing. The development and approval of a product derived from a natural source and new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in nonclinical development, clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in clinical trials does not ensure that later clinical trials will be successful, or that nonclinical studies will be successful. The results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, for DMT310, the results of our Phase 2a and Phase 2b clinical trials may not accurately predict results of the ongoing Phase 3 clinical trials that have a larger number of patients. Nor will the human safety data collected from our Phase 2a and Phase 2b clinical trial predict the outcome of our pharmacokinetic plan.

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

There have been only three products approved by the FDA under the botanical guidance. Each of these products’ active ingredient was derived from the extract of a plant(s).  Further, neither of the products were approved for the indication of acne vulgaris. While freshwater sponges, such as Spongilla, are technically animals, FDA has allowed us to reference the botanical guidance for raw material quality control relating to the manufacturing of the drug product. We do not know how any other regulatory authority will treat DMT310 for their approval process. In addition, the FDA or other regulatory authorities may change their policies, issue additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Any delay, limitation or denial in any applicable regulatory approval for any of our product candidates would delay or adversely impact commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

We have initiated our first Phase 3 clinical trials for DMT310 and may be unable to successfully complete it or any future clinical trials.

The conduct of a Phase 3 clinical program is a complicated process. Although members of our management team have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not conducted a Phase 3 clinical trial before, and as a result may require more time and incur greater costs than we anticipate. Failure to include the correct treatment regimen, complete, or delays in, our Phase 3 clinical trials, could prevent us from or delay us in commencing future clinical trials for DMT310, obtaining regulatory approval of and commercializing our product candidates, which would adversely impact our financial performance. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as DMT310, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We expect that we will rely on third parties to assist us in conducting clinical trials for our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business would be substantially harmed.

We expect to enter into agreements with third-party CROs to assist us in conducting and managing our clinical programs, including contracting with clinical sites to perform our clinical studies. We plan to rely on these parties for execution of clinical studies for our drug candidates and we will control only certain aspects of conducting the clinical studies. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we intend to design the clinical trials for our drug candidates in consultation with CROs, we expect that the CROs will manage and assist us with the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, or if they breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of our drug candidates for the subject indications may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or our drug candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous pharmaceutical companies, generic drug companies, biotechnology companies, cosmetic companies and academic and research institutions are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing, including but not limited to VYNE Therapeutics, Cassiopea, Galderma, Sun Pharmaceuticals Ltd., Sol-Gel, Arcutis Biotherapeutics, Arena Pharmaceuticals, Amgen, AbbVie, Bristol Meyers Squib, Lilly, Nestle, Pfizer, and others. Many of our competitors have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

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

For example, on December 5, 2022, we announced topline results from our Phase 2 trial of once-weekly topical application of DMT310 for the treatment of moderate-to-severe rosacea. While the data was supportive of DMT310 as a treatment for inflammatory skin diseases, the rosacea study did not meet its primary endpoints. Based on the foregoing, we decided not to devote any further financial resources to development of this indication for DMT310, and we determined not to pursue further development efforts regarding this indication for DMT310.

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

63

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

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. We are currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. To date, none of these sanctions or export-controls have impacted our ability to perform under our supply agreement. However, the imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent us from performing under this existing contract or any future contract we may enter or remitting payment for raw material purchased from our supplier. We’ve received multiple shipments of Spongilla raw material from our supplier during fiscal years 2022 and 2023 containing additional quantities of Spongilla raw material which we believe will provide us with sufficient quantities of Spongilla to initiate and complete the DMT310 Phase 3 clinical program in moderate-to-severe acne and support filing an NDA for DMT310 in acne in the event of the successful completion of the DMT310 Phase 3 clinical program. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in the Ukraine, it is possible that our business, results of operations, and financial condition could be materially and adversely affected.

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

70

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer, President and Chairman of our board of directors (the “Board”), Gerald T. Proehl; our Senior Vice President, Chief Financial Officer, Kyri K. Van Hoose, C.P.A, M.B.A.; our Senior Vice President, Development, Christopher J. Nardo, M.P.H., Ph.D.; and our Senior Vice President, Regulatory Affairs and Quality Assurance, Maria Bedoya Toro Munera, Ph.D., M.B.A.. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Our ability to attract and retain qualified members of our Board may be impacted due to new state laws, including recently enacted gender and diversity quotas.

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

We currently have limited marketing capabilities and no outside sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest non-provisional priority application filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The licensed U.S. patents relating to DMT310 expired in 2022 and 2023 or we have abandoned and will not be eligible for patent term extension if approval occurs after patent expiration.

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

The market price of our common stock is highly volatile. The market price for our common stock and Warrants may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	actual or anticipated changes in the pace of our corporate achievements or our growth rate relative to our competitors;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock or Warrants;

•	additions or departures of key management or other personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional debt or equity financing efforts;

•	sales of our common stock or Warrants by us, our insiders or our other stockholders; and

•	general economic, market or political conditions in the United States or elsewhere.

In particular, the market prices of clinical-stage companies like ours have been highly volatile due to factors, including, but not limited to:

•	any delay or failure in a clinical trial for our product candidates or receive approval from the FDA and other regulatory agents;

•	developments or disputes concerning our product candidate’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies or patents;

•	failure to complete significant transactions or collaborate with vendors in manufacturing our product; and

•	proposals for legislation that would place restrictions on the price of medical therapies.

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

Prior to the completion of our initial public offering in August 2021, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. As a public company, we have designed a control environment as required of public companies under the rules and regulations of the SEC.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the desilting of our common stock and/or our Warrants

On November 15, 2023, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until May 13, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

Our amended and restated certificate of incorporation, bylaws and Delaware corporate law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•	classifying our Board into three classes;

•	authorizing “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

•	providing our Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

As of December 31, 2023, we had net operating loss carryforwards, or NOLs, of approximately $14.2 million for federal income tax purposes and approximately $5.0 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future U.S. federal income tax and U.S. state income tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, however, the deductibility of our federal NOLs generated in such years will be limited to 80% of taxable income if utilized in taxable years beginning after December 31, 2020. Federal net operating losses incurred in years beginning before January 1, 2018, are subject to a twenty-year carryforward but are not limited to 80% of taxable income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee, collaborator, and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, response plans, tests on our systems, review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants and computer security firms, to enhance our cybersecurity oversight including by gaining valuable insights into the ever-evolving cybersecurity landscape. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

In an effort to deter and detect cyber threats, we annually provide all employees with a data protection, cybersecurity, incident response, and prevention, training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

The Audit Committee of our Board provides direct oversight over cybersecurity risk and provides updates to the Board regarding such oversight on a periodic basis. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

ITEM 2. PROPERTIES

Our mailing address is 3525 Del Mar Heights Rd., #322, San Diego, California 92130. All of our employees work remotely. We believe our virtual work offices are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

Holders

As of March 18, 2024, there were approximately 65 stockholders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

We have never declared or paid cash dividends on our Common Stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends if any, on the common stock will rest solely within the discretion of our Board and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

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

Overview

We are a late-stage medical dermatology company focused on identifying, developing, and commercializing innovative pharmaceutical product candidates for the treatment of medical and aesthetic skin conditions and diseases we believe represent significant market opportunities.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 50 million patients. We have recently initiated a Phase 3 program of DMT310 in moderate-to-severe acne and began enrolling patients in the first of two identical studies in December of 2023. Both studies will be double blind, randomized, placebo controlled, and enroll about 550 patients, age 9 years in older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne, which are the same endpoints used in our Phase 2b study of DMT310 for moderate-to-severe acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. We expect to have top-line results from the first Phase 3 study in the first quarter of 2025. Previously DMT310 has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with DMT310 achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

We have a limited operating history. Since our inception, our operations have focused on developing DMT310 and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $61.0 million of gross proceeds from the sale of our debt and equity securities, including the securities sold in our initial public offering.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $7.8 million and $9.6 million for years ended December 31, 2023, and 2022, respectively, and as of December 31, 2023, we had an accumulated deficit of $53.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete development of DMT310 for the treatment of acne, including non-clinical studies and Phase 3 clinical trials;

•	prepare and file for regulatory approval of DMT310 for the treatment of moderate-to-severe acne upon positive results from the Phase 3 clinical program;

•	continue development of DMT310 for the treatment of psoriasis, including a Phase 2 clinical trial and Phase 3 clinical trials, pending additional finances or strategic partner;

•	sign a partnership agreement with a botulinum toxin partner for DMT410 for the treatment of aesthetic and medical skin conditions;

•	prepare for commercialization of DMT310, if approved, including the hiring of sales and marketing personnel;

•	manufacture our product candidates for Phase 2 and Phase 3 trials and commercial sale;

•	hire additional research and development and selling, general and administrative personnel;

•	maintain, expand, and protect our intellectual property portfolio; and

•	incur additional costs associated with operating as a public company.

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

Operating Expenses

Research and Development Expenses

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our pipeline of product candidates progress further into clinical trials. However, we do not believe it is possible at this time to accurately project total program-related expenses to reach commercialization based on numerous factors. In addition, there are numerous unknown expenses related to the commercialization of our product candidates including continued regulatory requirements, many of which cannot be determined with accuracy at this time.

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

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and warrants. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to record actual research and development expenses and to estimate accrued research and development expenses, current assets, and other current liabilities. This process involves reviewing open contracts and commitments, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development expenses, current assets, and other current liabilities as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses, prepaid assets, and other current liabilities include fees paid to contract manufacturers made in connection with the manufacturing of clinical trials materials and contract research organizations made in connection the performance of clinical trials on our behalf.

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

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.

Income Taxes

Dermata operates as a C-Corporation and account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Comparison of the Years Ended December 31, 2023, and 2022

The following table summarizes our results of operations for the years ended December 31, 2023, and 2022, respectively:

	Year Ended December 31,
	2023	2022	Difference
Operating expenses:
Research and development	$4,069,766	$5,651,041	$(1,581,275)
General and administrative	3,972,140	4,023,445	(51,305)
Total operating expenses	8,041,906	9,674,486	(1,632,580)
Losses from operations	(8,041,906)	(9,674,486)	1,632,580
Other income and expenses:
Interest income, net	(247,216)	(63,573)	(183,643)

Net loss	$(7,794,690)	$(9,610,913)	$1,816,223

Research and Development Expenses

Research and development expenses decreased by approximately $1.6 million from $5.7 million for the year ended December 31, 2022, to $4.1 million for the year ended December 31, 2023. The decrease in research and development expense was the result of $1.8 million of decreased clinical trial expenses and $0.4 million of decreased non-clinical expenses, offset by $0.2 million in increased chemistry, manufacturing, and controls, or CMC, expenses in preparation for the DMT310 Phase 3 program, as well as increased employee and personnel expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses were approximately $4.0 million for the years ended December 31, 2022, and 2023. Insurance costs decreased by $0.3 million from the year ended December 31, 2022, to December 31, 2023, which were offset by $0.3 million of increased public company costs, including the expenses related to audit fees and shareholder meetings.

Interest income

The Company earns interest income via overnight deposits on the Company’s cash and cash equivalents. Interest income increased by approximately $0.2 million from $63,573 for the year ended December 31, 2022, to $247,216 for the year ended December 31, 2023, as result of the timing of when the sweep accounts were opened, which were opened during the third quarter of 2022.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Year Ended December 31,
	2023	2022
Statements of cash flows data:
Total cash used in operating activities	$(6,408,931)	$(8,834,164)
Total cash provided by financing activities	$7,605,772	$4,276,652
Increase (decrease) in cash and cash equivalents	$1,196,841	$(4,557,512)

Operating activities

Cash used in operations of $6.4 million for the year ended December 31, 2023, was the result of the net loss of $7.8 million, offset by non-cash stock-based compensation of $0.5 million, an increase in accounts payable of $0.4 million and an increase in accrued and other current liabilities of $0.3 million, as well as a decrease in prepaid expenses and other current assets of $0.2 million.

Cash used in operations of $8.8 million for the year ended December 31, 2022, was the result of the net loss of $9.6 million and a decrease in accounts payable and accrued and other current liabilities of $0.3 million, offset by non-cash stock-based compensation of $0.9 million and a decrease in prepaid expenses and other current assets of $0.2 million.

Financing activities

Cash provided by financing activities of $7.6 million for the year ended December 31, 2023, was the result of $4.2 million of net proceeds received from the issuance of common stock and warrants issued in the March 2023 Offering, $1.5 million of net proceeds received from the issuance of common stock and warrants in the May 2023 Offering, as well as $2.0 million of net proceeds from the November 2023 Warrant Inducement.

Cash provided by financing activities of $4.3 million for the year ended December 31, 2022, was the result of the net proceeds received from the issuance of common stock and warrants issued in April 2022 from a private placement of the Company’s securities.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of December 31, 2023, our cash and cash equivalents totaled $7.4 million, and we had an accumulated deficit of $53.4 million. For the year ended December 31, 2023, and 2022, we used cash of $6.4 million and $8.8 million, respectively, in operations.

Historically, our principal sources of cash have included proceeds from the issuance of equity and debt. Our principal uses of cash have included cash used in operations (including clinical development of our product candidates and general and administrative expenses) and payments for license rights. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, and general working capital requirements. We expect that as research and development expenses continue to grow for our Phase 3 development program, we will need to raise additional capital to sustain operations and fund research and development activities, including our ongoing Phase 3 STAR-1 clinical study.

Future Capital Requirements

We plan to focus in the near term on the development, regulatory approval, and potential commercialization of DMT310 for the treatment of acne and psoriasis. We anticipate we will continue to incur net losses for the next several years as we complete clinical development of DMT310 for the treatment of acne and psoriasis and continue research and development of DMT410 for the treatment of aesthetic and medical skin conditions. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional drug candidates, potentially build commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will require additional capital to conduct Phase 3 studies for DMT310 for the treatment of acne, and to pursue in licenses or acquisitions of other drug candidates.

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

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of the Company’s efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $7.8 million for the year ended December 31, 2023, and had an accumulated deficit of $53.4 million as of December 31, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and our Board; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a)	None

(b)

During the fiscal quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Moss Adams LLP and Mayer Hoffman McCann P.C. appear at pages F-1 through F-22 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of the Form 10-K.

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

3.3

Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Dermata Therapeutics, Inc., dated March 13, 2023. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report file on Form 8-K filed on March 13, 2023).

3.4	Amended and Restated Bylaws of Dermata Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

3.5

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

105

4.5

Form of Warrant Agency Agreement between Dermata Therapeutics, Inc. and Direct Transfer, LLC entered into in connection with the Company’s Initial Public Offering (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 13, 2023).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4. to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.10	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

4.12	Description of Securities.*

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

10.4	Amendment No. 2 to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2023).†

10.5

Form of Nonqualified Stock Option Award under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

106

10.6

Form of Incentive Stock Option Award under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.7

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Gerald T. Proehl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.8

Form of Employment Agreement dated August 17, 2021 by and between Dermata Therapeutics, Inc. and Christopher J. Nardo, M.P.H., Ph.D. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.9

Amendment No. 1 dated December 6, 2021 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher J. Nardo (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021). †

10.10

Amendment No. 2 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher J. Nardo (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).†

10.11

Amendment No. 3 dated July 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher Nardo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).†

10.12

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Maria Bedoya Toro Munera, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.13

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Maria Bedoya Toro Munera, Ph.D. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).†

10.14

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.15

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed March 16, 2023).†

10.16

Supply Agreement between Dermata Therapeutics LLC and Reka-Farm LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.17

License Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of March 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.18

Amended and Restated Annex A to the License Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of March 31, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

10.19

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

10.21

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

10.23

Form of Placement Agent Agreement dated April 20, 2022 between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

107

10.24	Form of Purchase Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 16, 2023).

10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.26	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

16.1

Letter of Mayer Hoffman McCann P.C. to the Securities and Exchange Commission, dated August 3, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 3, 2023).

23.1	Consent of Moss Adams LLP.*

23.2	Consent of Mayer Hoffman McCann P.C.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

97.1	Clawback Policy of Dermata Therapeutics, Inc.*

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

#	Portions of this exhibit (indicated by asterisks) are omitted in accordance with the rules of the SEC.
*	Filed herewith.
**	Furnished, not filed.

†	Indicates a management contract or compensation plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

108

DERMATA THERAPEUTICS, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2023, and 2022, and the

Years Ended December 31, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Dermata Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Dermata Therapeutics, Inc. (the “Company”) as of December 31, 2023, the related statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2022 financial statements to retrospectively reflect the impact of the reverse stock split, described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply procedures to the 2022 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Diego, California

March 21, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Dermata Therapeutics, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, the accompanying balance sheet of Dermata Therapeutics, Inc. (“Company”) as of December 31, 2022, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). The 2022 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Moss Adams LLP.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor from 2016 to 2023.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

February 21, 2023

DERMATA THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$7,438,135	$6,241,294
Prepaid expenses and other current assets	540,499	703,194
Total assets	$7,978,634	$6,944,488

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$866,028	$496,702
Accrued and other current liabilities	757,588	425,932
Total liabilities	1,623,616	922,634
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized as of December 31, 2023, and 2022; 3,930,840 and 770,115 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	393	77
Additional paid-in capital	59,742,503	51,614,965
Accumulated deficit	(53,387,878)	(45,593,188)
Total stockholders’ equity	6,355,018	6,021,854
Total liabilities and stockholders’ equity	$7,978,634	$6,944,488

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

	For the year ended December 31,
	2023	2022
Operating expenses:
Research and development	$4,069,766	$5,651,041
General and administrative	3,972,140	4,023,445
Total operating expenses	8,041,906	9,674,486
Loss from operations	(8,041,906)	(9,674,486)
Other income and expenses:
Interest income, net	(247,216)	(63,573)
Net loss	$(7,794,690)	$(9,610,913)
Net loss per share of common stock, basic and diluted	$(2.67)	$(13.92)
Weighted-average basic and diluted common shares	2,924,398	690,666

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2021	520,540	$52	$46,089,327	$(35,982,275)	$10,107,104
Issuance of Common Stock and warrants, net of issuance costs	56,162	6	4,276,359	-	4,276,365
Issuance of Common Stock upon exercise of pre-funded warrants	179,688	18	269	-	287
Issuance of restricted stock unit awards	-	-	166,875	-	166,875
Issuance of Common Stock upon conversion of restricted stock units	13,725	1	(1)	-	-
Stock-based compensation	-	-	1,082,136	-	1,082,136
Net loss	-	-	-	(9,610,913)	(9,610,913)
Balance at December 31, 2022	770,115	$77	$51,614,965	$(45,593,188)	$6,021,854
Issuance of Common Stock and warrants, net of issuance costs	543,555	55	5,651,613	-	5,651,668
Issuance of Common Stock upon exercise of pre-funded warrants	1,875,445	187	-	-	187
Issuance of Common Stock upon exercise of warrants, net of issuance costs	742,095	74	1,953,883	-	1,953,957
Settlement of fractional shares paid in cash	(370)		(40)	-	(40)
Stock-based compensation	-	-	522,082	-	522,082
Net loss	-	-	-	(7,794,690)	(7,794,690)
Balance at December 31, 2023	3,930,840	$393	$59,742,503	$(53,387,878)	$6,355,018

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

	For the year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,794,690)	$(9,610,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	522,082	930,325
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	162,695	121,940
Accounts payable	369,326	(18,543)
Accrued and other current liabilities	331,656	(256,973)
Total adjustments to reconcile net loss to cash used in operations	1,385,759	776,749
Net cash used in operating activities	(6,408,931)	(8,834,164)
Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance costs	7,605,625	4,276,365
Proceeds from exercise of pre-funded warrants	187	287
Payment for fractional shares in reverse stock split	(40)	-
Net cash provided by financing activities	7,605,772	4,276,652
Net increase (decrease) in cash and cash equivalents	1,196,841	(4,557,512)
Cash and cash equivalents at beginning of period	6,241,294	10,798,806
Cash and cash equivalents at end of period	$7,438,135	$6,241,294

Supplemental disclosure:
Cash paid for taxes	$950	$950
Non-cash financing activities:
Incremental fair value of March 2023 warrant modification	$144,765	$-
Incremental fair value of November 2023 warrant inducement	$2,995,343	$-

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

Reverse Stock Split

On March 13, 2023, the Company effected a reverse stock split of shares of the Company’s Common Stock at a ratio of 1-for-16 pursuant to an amendment to the Company’s certificate of incorporation approved by the Company’s board of directors (the “Board”), and stockholders. The par value and authorized shares were not adjusted as a result of the reverse split. All issued and outstanding shares of Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of December 31, 2023, cash and cash equivalents totaled $7.4 million and the Company had an accumulated deficit of $53.4 million. For the year ended December 31, 2023, the Company used cash of $6.4 million in operations. The Company’s cash and cash equivalents are expected to fund operations into the third quarter of 2024. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of equity securities and debt. The Company’s principal uses of cash have included cash used in operations and payments for license rights. The Company expects that the principal uses of cash in the future will be for continuing operations, funding of research and development, conducting preclinical studies and clinical trials, and general working capital requirements. The Company expects that as research and development expenses continue to grow, it will need to raise additional capital to sustain operations and research and development.

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.  Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements, which is not alleviated by management’s plans.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company deposits its cash and cash equivalents with accredited financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”), which are held in checking and cash sweep accounts. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company maintains an insured cash sweep account in which cash from its main operating checking account is invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company is exposed to credit risk in the event of a default by the financial institutions holding the Company’s cash and cash equivalents to the extent of the amounts held in excess of FDIC limits. The Company limits its credit risk by placing its cash and cash equivalents with financial institutions it believes are of high quality. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Income Taxes

The Company has operated as a C-Corporation since March 2021 and accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in the Company’s own common stock and whether the warrant holders could potentially require cash settlement of the warrants. The Company accounts for modifications and exchanges of warrants in accordance with ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force) (“ASU 2021-04”).

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company has performed an assessment of all warrants issued and modified and determined that the Company’s warrants are equity-classified.

 Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the years ended December 31, 2023, and 2022, comprehensive loss was equal to the net loss.

Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period. The weighted-average number of shares of common stock outstanding includes (i) contingently issuable restricted stock units for which no future service is required as a condition to the delivery of the underlying Common Stock, (ii) pre-funded warrants because their exercise requires only nominal consideration for the delivery of shares, and (iii) shares held in abeyance because there is no consideration required for delivery of the shares, (collectively, “basic shares”), without consideration of common share equivalents. Diluted net loss per share is calculated by adjusting basic shares outstanding for the dilutive effect of common share equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common share equivalents but are excluded from the calculation of diluted net loss per common share if their effect would be anti-dilutive.

As the Company has reported a net loss for the periods presented, diluted net loss per common share is the same as the basic net loss per common share for the periods presented.

	Year Ended December 31,
	2023	2022

Net loss	$(7,794,690)	$(9,610,913)

Basic and diluted net loss per common share	$(2.67)	$(13.92)
Weighted-average basic and diluted common shares	2,924,398	690,666

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of December 31,
	2023	2022

Common Stock Options	102,074	65,983
Common Stock Warrants	8,358,697	437,102
Total potentially dilutive securities	8,460,771	503,085

Recent Accounting Pronouncements

For the year ended December 31, 2023, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements and income tax footnote.

3. Balance Sheet Details

The following provides certain balance sheet details:

	As of December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid insurance	$426,413	$586,407
Prepaid research and development costs	91,232	92,581
Prepaid other	14,498	11,604
Interest receivable	8,356	12,602
Total prepaid expenses and other current assets	$540,499	$703,194

Accrued and other current liabilities
Accrued research and development costs	$40,596	$254,787
Accrued compensation and benefits	716,490	170,389
Accrued other	502	756
Total accrued and other current liabilities	$757,588	$425,932

4. Equity Securities

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

A summary of the Company’s equity securities as of December 31, 2023, is as follows:

Description	Authorized	Issued	Held in Abeyance	Reserved	Outstanding
Common Stock, par value $0.001	250,000,000	3,930,840	2,730,000	-	3,930,840
Preferred Stock	10,000,000	-	-	-	-
Warrants	-	8,358,697	-	-	8,358,697
2021 Omnibus Equity Incentive Plan	629,069	115,792	-	513,277	102,074
Total equity securities	260,629,069	12,405,329	2,730,000	513,277	12,391,611

Common Stock

On November 20, 2023, the Company closed on an inducement agreement (the “Inducement”) with a holder (the “Holder”) of certain of its existing warrants to purchase up to 3,472,095 shares of the Company’s common stock, issued to the Holder on (i) April 25, 2022 (as amended on March 20, 2023, the “April 2022 Warrants”) and (ii) March 20, 2023 (the “March 2023 Warrants” together with the April 2022 Warrants, the “Existing Warrants”). The Existing Warrants had an exercise price of $2.82. Pursuant to the Inducement, the Holder agreed to exercise for cash its Existing Warrants at a reduced exercise price of $0.6511 per share in consideration for the Company’s agreement to issue in a private placement (i) new series A Common Stock purchase warrants (the “November 2023 Series A Common Warrants”) to purchase 3,707,944 shares of Common Stock and (ii) new series B Common Stock purchase warrants (the “November 2023 Series B Common Warrants” and together with the November 2023 Series A Common Warrants, the “New Warrants”) to purchase 3,236,246 shares of Common Stock . The New Warrants are exercisable subject to stockholder approval, which the Company received at a stockholder meeting on January 12, 2024. The Company received net cash proceeds of approximately $2.0 million from the Inducement after deducting underwriters’ discounts and offering expenses of approximately $0.3 million.

On May 26, 2023, the Company closed a private placement (the “2023 PIPE”) priced at the market under Nasdaq rules, in which it sold 458,555 shares of its Common Stock together with 342,322 pre-funded warrants to purchase up to an aggregate of 342,322 shares of Common Stock with an exercise price of $0.0001 per share (the “May 2023 Pre-Funded Warrants”), and 800,877 warrants to purchase up to an aggregate of 800,877 shares of Common Stock with an exercise price of $2.16 per share (the “May 2023 PIPE Common Warrants”) at a combined offering price of $2.285. The Company received net cash proceeds of approximately $1.5 million from the 2023 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. The May 2023 Pre-Funded Warrants were exercised fully during the second quarter of 2023.

On March 20, 2023, the Company closed a public offering (the “March 2023 Offering”) priced at the market under Nasdaq rules, in which it sold an aggregate of (i) 85,000 shares of Common Stock, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 1,533,123 shares of Common Stock with an exercise price of $0.0001 per share, (iii) Series A warrants (the “March 2023 Series A Common Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock, and (iv) Series B warrants (the “March 2023 Series B Common Warrants” and collectively with the March 2023 Series A Common Warrants, the “March 2023 Offering Warrants”) to purchase up to an aggregate of 1,618,123 shares of Common Stock. The March 2023 Offering Warrants had an exercise price of $2.82 per share. The Company received net cash proceeds of approximately $4.2 million after deducting the underwriter’s discounts and offering expenses of approximately $0.8 million. The March 2023 Pre-Funded Warrants were fully exercised during the first quarter of 2023, and the March 2023 Offering Warrants were exercised as part of the Inducement in November 2023.

On April 25, 2022, the Company closed a private placement (the “April 2022 PIPE”), in which it sold 56,161 shares of its Common Stock together with 179,687 pre-funded warrants to purchase up to an aggregate of 179,687 shares of Common Stock with an exercise price of $0.0001 per share (the “April 2022 PIPE Pre-Funded Warrants”), and 235,849 warrants to purchase up to an aggregate of 235,849 shares of Common Stock with an exercise price of $21.20 per share (the “April 2022 PIPE Common Warrants”) at a combined offering price of $21.20. The Company received net cash proceeds of approximately $4.3 million from the April 2022 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.7 million. The April 2022 PIPE Pre-Funded Warrants were fully exercised during 2022, and the April 2022 PIPE Common Warrants were exercised as part of the Inducement in November 2023.

 Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of December 31, 2023, or 2022, respectively.

Abeyance Shares

Related to the November 2023 Inducement, the Holder left 2,730,000 shares in abeyance at the Company’s transfer agent to be delivered to the Holder at their request. The 2,730,000 shares held in abeyance were delivered to the Holder on January 8, 2024. Accordingly, as of December 31, 2023, 2,730,000 shares were held in abeyance, have not been issued and are not outstanding.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented. The warrants outstanding at December 31, 2023 are exercisable into 8,358,697 shares of common stock which had a fair value of $0.61 per share, based on the closing trading price on that day. The aggregate intrinsic value of warrants outstanding as of December 31, 2023, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of December 31, 2023, was zero due to the warrants’ exercise prices above market value.

	Quantity of Warrants Outstanding as of December 31,		Exercise	Expiration
Description	2023	2022	Price	Date
Pre-IPO Series 1a Warrants	4,321	4,321	$328.00	11/15/2026
Pre-IPO Class B Common Warrants	4,077	4,077	91.84	12/31/2024
IPO Warrants	184,820	184,820	112.00	8/17/2026
IPO Underwriter Warrants	8,035	8,035	128.80	8/17/2026
April 2022 PIPE Common Warrants	-	235,849	2.82	3/20/2028
March 2023 Series A Common Warrants	-	-	2.82	3/20/2028
March 2023 Series B Common Warrants	-	-	2.82	7/20/2025
March 2023 Offering Placement Agent Warrants	113,269	-	3.8625	3/16/2028
May 2023 PIPE Common Warrants	800,877	-	2.16	11/27/2028
May 2023 PIPE Placement Agent Warrants	56,061	-	2.8563	5/23/2028
November 2023 Series A Common Warrants	3,707,944	-	0.6511	11/20/2028
November 2023 Series B Common Warrants	3,236,246	-	0.6511	3/20/2026
November 2023 Offering Placement Agent Warrants	243,047	-	0.8139	11/20/2028
Total warrants outstanding	8,358,697	437,102

Warrant Inducement

In November 2023, the Company completed the Inducement, in which a Holder agreed to exercise 3,472,095 common warrants to purchase Common Stock at a reduced exercise price of $0.6511 per share in exchange for the 3,707,944 November 2023 Series A Common Warrants and 3,236,246 November 2023 Series B Common Warrants with an exercise price of $0.6511 per share. The New Warrants are exercisable subject to stockholder approval, which the Company received at a stockholder meeting on January 12, 2024. The Inducement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the New Warrants, is considered a modification of the Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds for the Company of approximately $2.0 million. As the Existing Warrants and the New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $3.0 million as an equity issuance cost.

Warrant Modification

In connection with the March 2023 Offering, the Company agreed to amend the terms of the April 2022 PIPE Common Warrants, which were held by the purchaser in the March 2023 Offering. The exercise price of the April 2022 PIPE Common Warrants was reduced from $21.20 to $2.82 per share upon closing of the March 2023 Offering. The original expiration date of the April 2022 PIPE Common Warrants was May 12, 2027, which was extended to five years after the closing of the March 2023 Offering, or March 20, 2028. The modification of the April 2022 PIPE Common Warrants was accounted for as a modification of equity-linked instruments. In accordance with ASU 2021-04, as the warrants were classified as equity instruments before and after the modification, and as the modification was directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost.

5. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), as amended, the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. Effective January 1, 2022, an evergreen provision contained in the Company’s 2021 Plan increased the total number of shares of common shares issuable under the 2021 Plan in an amount equal to one percent of the Company’s common shares outstanding as of December 31, 2021. This evergreen provision resulted in an additional 7,701 and 5,205 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2023, and 2022, respectively. At the Company’s 2023 Annual Meeting of Stockholders held on August 3, 2023, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 513,150 shares to 629,069 shares.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of December 31, 2023, there remain 513,277 shares reserved for issuance under the 2021 Plan, as amended. See Note 9 for a discussion of cancellation of stock options during the first quarter of 2024.

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

•

Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding, which is calculated using the simplified method, as the Company has insufficient historical information to provide a basis for an estimate. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options.

•

Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has limited trading history for its Common Stock price. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications.

•

Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends to common shareholders and, therefore, the Company has used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Year Ended December 31,
	2023	2022
Grant date fair value	$4.23	$23.36
Risk-free interest rate	3.9%	1.5%
Dividend yield	0.00%	0.00%
Expected life in years	6.1	5.4
Expected volatility	112%	123%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

In December 2021, the Board authorized a stock option grant in lieu of a cash bonus for the Company’s Chairman and Chief Executive Officer. The stock-based compensation expense of $0.4 million related to the stock option grant was booked to the fiscal year ended December 31, 2021; however, the impact to additional paid-in capital was not booked until the first quarter of 2022, when the stock option award was granted.

The following table summarizes the total stock-based compensation expense related to stock options and RSUs included in the Company’s statements of operations:

	Year Ended December 31,
	2023	2022
Research and development	$193,700	$218,324
General and administrative	328,382	712,001
	$522,082	$930,325

 Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2022	65,983	$60.32	8.2
Options granted	36,091	4.96	9.0
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at December 31, 2023	102,074	$40.77	7.8

Options exercisable at December 31, 2023	53,413	$63.51	7.3

The aggregate intrinsic value of options exercisable as of December 31, 2023, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on that date, which was $0.61 per share. The intrinsic value of options outstanding and exercisable as of December 31, 2023, was zero.

As of December 31, 2023, total unrecognized compensation cost related to stock options was approximately $0.6 million and the weighted average period over which this cost is expected to be recognized is 1.8 years.

Restricted Stock Units

During the year ended December 31, 2022, the Company issued 219,634 restricted stock units, or RSUs, as partial compensation to certain members of the Board for their services during 2022. The Company recognized stock-based compensation expense of approximately $0.2 million for the year ended December 31, 2022, related to the RSU awards. There were no RSUs issued or outstanding for the year ended December 31, 2023, and there is no unrecognized compensation expense related to RSUs as of December 31, 2023.

6. 401(k) Employee Benefit Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions to the savings plan.

7. Commitments and Contingencies

Clinical Trials

During the fourth quarter of 2023, the Company initiated a Phase 3 clinical trial, STAR-1, which is expected to report data in 2025. The total contract amount with the clinical research organization is approximately $6.9 million, which will extend from the fourth quarter of 2023 to the first half of 2025, which has a 30-day termination notice period.

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in DMT310 and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has received multiple shipments of raw material from its supplier subsequent to the implementation of export controls and sanctions, containing additional quantities of Spongilla raw material, which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for DMT310 in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in DMT310 and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties.  As of December 31, 2023, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of December 31, 2023.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

8. Income Taxes

Dermata operates as a corporation, and accordingly, the Company is taxable at the entity level for U.S. federal and state tax purposes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows:

	Years Ended December 31,
(in thousands)	2023	2022
U.S. Federal statutory income tax rate	$(1,637)	$(2,018)
Permanent and other differences	55	68
Stock-based compensation expense	86	89
Research and development credits	(259)	(219)
Valuation allowance	1,755	2,080
Total tax provision	$-	$-

Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
(in thousands)	2023	2022
Net operating loss carryforwards	$2,980	$1,927
Research and development carryforwards	596	337
Capitalized research and development	1,508	1,068
Stock-based compensation expense	246	311
Intangible assets	5	49
Other, net	129	17
Gross deferred tax assets	5,464	3,709
Less: valuation allowance	(5,464)	(3,709)
Total deferred tax assets	$-	$-

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

Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2023, and 2022, a valuation allowance of $5.5 million and $3.7 million, respectively, or an increase of $1.8 million, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of deferred tax assets is more likely than not to be realized. The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

As of December 31, 2023, the Company had federal net operating loss carryforwards, or NOLs, available of $14.2 million before consideration limitations under Section 382 of the Internal Revenue Code of 1986, or Section 382 of the Code, as further described below. The NOL will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company had state NOL carryforwards available of $5.0 million as of December 31, 2023. The state NOL may be used to offset future taxable income and will begin to expire in 2041, unless previously utilized.

As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards available of $0.7 million and $0.1 million, respectively. The federal credit carryforwards will begin to expire in 2041, unless previously utilized. The state research and development credits carry forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022
Beginning balance of unrecognized tax benefits	$557	$41
Additions based on tax positions related to the current year	64	81
Additions for tax positions of prior years	24	435
Reductions for tax positions in prior years	-	-
Ending balance of unrecognized tax benefits	$645	$557

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets as of December 31, 2023, or 2022 and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2023, and 2022.

The Company is subject to taxation in the United States and various states. The Company is subject to examination by tax authorities in those jurisdictions from inception.

9. Subsequent Event

In January 2024, the Company granted 410,000 stock option awards to employees of the Company, subject to four-year vesting, with an exercise price of $0.6099.

In January 2024, the Board unanimously approved to provide employees and directors of the Company the opportunity to cancel outstanding, out of the money, stock options without consideration, in accordance with an option cancellation agreement. Accordingly, 101,465 of the 102,074 stock options outstanding as of December 31, 2023, were cancelled in February 2024.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMATA THERAPEUTICS, INC.
(Registrant)

Date: March 21, 2024	/s/ Gerald T. Proehl
Gerald T. Proehl
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2024	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald T. Proehl	President, Chief Executive Officer, Chairman (Principal Executive Officer)	March 21, 2024
Gerald T. Proehl

/s/ Kyri K. Van Hoose	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2024
Kyri K. Van Hoose

/s/ David Hale	Lead Director	March 21, 2024
David Hale

/s/ Wendell Wierenga, Ph.D.	Director	March 21, 2024
Wendell Wierenga, Ph.D.

/s/ Mary Fisher	Director	March 21, 2024
Mary Fisher

/s/ Andrew Sandler, M.D.	Director	March 21, 2024
Andrew Sandler, M.D.

/s/ Steven J. Mento, Ph.D.	Director	March 21, 2024
Steven J. Mento, Ph.D.

/s/ Kathleen Scott	Director	March 21, 2024
Kathleen Scott

/s/ Brittany Bradrick	Director	March 21, 2024
Brittany Bradrick

109