Form 10-Q
period 2024-03-31
Dermata Therapeutics, Inc.
filed 2024-05-15
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

There were 6,660,840 shares of common stock, par value $0.0001 of Dermata Therapeutics, Inc. issued and outstanding as of May 3, 2024.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Part I

Item 1: Financial Statements

DERMATA THERAPEUTICS, INC.

Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and cash equivalents	$4,733,681	$7,438,135
Prepaid expenses and other current assets	446,075	540,499
Total assets	$5,179,756	$7,978,634

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$822,546	$866,028
Accrued and other current liabilities	549,220	757,588
Total liabilities	1,371,766	1,623,616
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized; 6,660,840 shares issued and outstanding as of March 31, 2024; 3,930,840 shares issued and outstanding as of December 31, 2023, respectively.	666	393
Additional paid-in capital	60,329,464	59,742,503
Accumulated deficit	(56,522,140)	(53,387,878)
Total stockholders’ equity	3,807,990	6,355,018
Total liabilities and stockholders’ equity	$5,179,756	$7,978,634

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$1,600,741	$1,192,633
General and administrative	1,602,819	1,085,049
Total operating expenses	3,203,560	2,277,682
Loss from operations	(3,203,560)	(2,277,682)
Other income and expenses:
Interest income, net	69,298	37,540
Net loss	$(3,134,262)	$(2,240,142)
Net loss per share of common stock, basic and diluted	$(0.47)	$(2.27)
Weighted-average basic and diluted shares	6,660,840	985,848

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	3,930,840	$393	$59,742,503	$(53,387,878)	$6,355,018
Stock-based compensation	-	-	587,234	-	587,234
Issuance of abeyance shares	2,730,000	273	(273)	-	-
Net loss	-	-	-	(3,134,262)	(3,134,262)
Balance at March 31, 2024	6,660,840	$666	$60,329,464	$(56,522,140)	$3,807,990

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

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,134,262)	$(2,240,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	587,234	131,260
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	94,424	174,848)
Accounts payable	(43,482)	(3,831)
Accrued and other current liabilities	(208,368)	288,232
Total adjustments to reconcile net loss to net cash used in operations	429,808	590,509
Net cash used in operating activities	(2,704,454)	(1,649,633)
Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance costs	-	4,174,985
Proceeds from exercise of pre-funded warrants	-	153
Payment for fractional shares in reverse stock split	-	(40)
Net cash provided by financing activities	-	4,175,098
Net increase (decrease) in Cash and cash equivalents	(2,704,454)	2,525,465
Cash and cash equivalents at beginning of period	7,438,135	6,241,294
Cash and cash equivalents at end of period	$4,733,681	$8,766,759

Non-cash financing activities:
Issuance of abeyance shares	$(273)	$-
Incremental fair value of March 2023 warrant modification	$-	$144,765

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of March 31, 2024, cash and cash equivalents totaled $4.7 million and the Company had an accumulated deficit of $56.5 million. For the three months ended March 31, 2024, and the year ended December 31, 2023, the Company used cash of $2.7 million and $6.4 million, respectively, in operations. The Company’s cash and cash equivalents are expected to fund operations into the third quarter of 2024. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States. Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements, which is not alleviated by management’s plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. The unaudited financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, which includes a broader discussion of the Company’s business and the risks inherent therein.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, including those related to accrued research and development expenses. Management evaluates its estimates on an ongoing basis. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

The Company is a C-Corporation and accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of options to purchase Common Stock granted to employees is estimated on the grant date using the Black-Scholes valuation model. The calculation of stock-based compensation expense requires that the Company make certain assumptions and judgments about variables used in the Black-Scholes model, including the expected term of the stock-based award, expected volatility of the underlying Common Stock, dividend yield, and the risk-free interest rate. Forfeitures are accounted for in the period they occur. Restricted stock units granted under the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) are measured at the grant date fair value of the Common Stock, with corresponding compensation expense recognized ratably over the requisite service period. Refer to Note 5 - Equity Incentive Plan for further discussion.

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in the Company’s own common stock and whether the warrant holders could potentially require cash settlement of the warrants.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the periods presented, comprehensive loss was equal to the net loss.

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

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of March 31,
	2024	2023
Common Stock options	410,243	102,074
Common Stock warrants	8,358,697	3,786,617
Total potentially dilutive securities	8,768,940	3,888,691

Recent Accounting Pronouncements

For the quarter ended March 31, 2024, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	March 31,	December 31,
	2024	2023
Prepaid expenses and other current assets:
Prepaid insurance	$255,020	$426,413
Prepaid research and development costs	92,899	91,232
Prepaid other and other current assets	98,156	22,854
Total prepaid expenses and other current assets	$446,075	$540,499

Accrued and other current liabilities:
Accrued research and development costs	$282,876	$40,596
Accrued compensation and benefits	230,815	716,490
Accrued other	35,529	502
Total accrued and other current liabilities	$549,220	$757,588

4. Equity Securities

A summary of the Company’s equity securities as of March 31, 2024, is as follows:

Description	Authorized	Issued	Reserved	Outstanding
Common Stock, par value $0.001	250,000,000	6,660,840	-	6,660,840
Preferred Stock	10,000,000	-	-	-
Warrants	-	8,358,697	-	8,358,697
2021 Omnibus Equity Incentive Plan	-	423,961	205,108	410,243
Total equity securities	260,000,000	15,443,498	205,108	15,429,780

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

Related to the November 2023 Inducement, as of December 31, 2023, the Holder left 2,730,000 shares in abeyance at the Company’s transfer agent to be delivered to the Holder at their request, which were then delivered to the Holder on January 8, 2024. Accordingly, as of December 31, 2023, 2,730,000 shares were held in abeyance, which were not issued and not outstanding. As of March 31, 2024, no shares were held in abeyance.

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

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of March 31, 2024 or December 31, 2023, respectively.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented. The warrants outstanding at March 31, 2024 are exercisable into 8,358,697 shares of common stock which had a fair value of $0.4108 per share, based on the closing trading price on March 28, 2024. The aggregate intrinsic value of warrants outstanding as of March 31, 2024, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of March 31, 2024, was zero due to the warrants’ exercise prices being above market value.

	Quantity of Warrants Outstanding as of
Description	March 31, 2024	December 31, 2023	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	4,321	4,321	$328.00	11/15/2026
Pre-IPO Class B Common Warrants	4,077	4,077	91.84	12/31/2024
IPO Warrants	184,820	184,820	112.00	8/17/2026
IPO Underwriter Warrants	8,035	8,035	128.80	8/17/2026
March 2023 Offering Placement Agent Warrants	113,269	113,269	3.8625	3/16/2028
May 2023 PIPE Common Warrants	800,877	800,877	2.16	11/27/2028
May 2023 PIPE Placement Agent Warrants	56,061	56,061	2.8563	5/23/2028
November 2023 Series A Common Warrants	3,707,944	3,707,944	0.6511	11/20/2028
November 2023 Series B Common Warrants	3,236,246	3,236,246	0.6511	3/20/2026
November 2023 Offering Placement Agent Warrants	243,047	243,047	0.8139	11/20/2028
Total warrants outstanding	8,358,697	8,358,697

Warrant Inducement

In November 2023, the Company completed the Inducement, in which a Holder agreed to exercise 3,472,095 common warrants to purchase Common Stock at a reduced exercise price of $0.6511 per share in exchange for the 3,707,944 November 2023 Series A Common Warrants and 3,236,246 November 2023 Series B Common Warrants with an exercise price of $0.6511 per share. The New Warrants are exercisable subject to stockholder approval, which the Company received at a stockholder meeting on January 12, 2024. The Inducement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the New Warrants, is considered a modification of the Existing Warrants under the guidance of Accounting Standards Update 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force) (“ASU 2021-04”). The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds for the Company of approximately $2.0 million. As the Existing Warrants and the New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $3.0 million as an equity issuance cost.

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

5. Equity Incentive Plan

Under the Company’s 2021 Plan as amended, the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. At the Company’s 2023 Annual Meeting of Stockholders held on August 3, 2023, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by 513,150 shares to 629,069 shares. Further, effective January 1 each year, an evergreen provision contained in the Company’s 2021 Plan increases the total number of shares of common shares issuable under the 2021 Plan in an amount equal to one percent of the Company’s common shares outstanding as of December 31 the prior calendar year. This evergreen provision resulted in an additional 39,308 and 7,701 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2024, and 2023, respectively.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of March 31, 2024, there remain 205,108 shares reserved for issuance under the 2021 Plan, as amended.

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

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Three Months Ended March 31,
	2024	2023
Grant date fair value	$0.51	$4.23
Risk-free interest rate	4.0%	3.9%
Dividend yield	0.00%	0.00%
Expected life in years	5.9	6.1
Expected volatility	110%	112%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

The following table summarizes the total stock-based compensation expense related to stock options included in the Company’s statements of operations:

	Three Months Ended March 31,
	2024	2023
Research and development	$237,337	$48,425
General and administrative	349,897	82,835
	$587,234	$131,260

Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2023	102,074	$40.77	7.8
Options granted	410,000	0.61	-
Options exercised	-	-	-
Options cancelled	(101,831)	40.65	-
Balance at March 31, 2024	410,243	$0.66	9.8

Options exercisable at March 31, 2024	11,905	$2.47	9.7

In January 2024, the Board unanimously approved to provide employees and directors of the Company the opportunity to cancel outstanding, out-of-the-money, stock options without consideration, in accordance with an option cancellation agreement. Accordingly, 101,831 of the 102,074 stock options outstanding as of December 31, 2023, were cancelled in February 2024.

In accordance with accounting guidance provided in ASC 718, since the stock option cancellations were not accompanied by a concurrent grant, or offer to grant, a replacement award, any unrecognized compensation cost was recognized at the cancellation date. Accordingly, the Company recognized stock-based compensation expense of $568,372 resulting from the stock option cancellation during the first quarter of 2024.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2024, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on March 28, 2024, which was $0.4108 per share. The intrinsic value of options outstanding and exercisable as of March 31, 2024, was zero.

As of March 31, 2024, total unrecognized compensation cost related to stock options was approximately $0.2 million and the weighted average period over which this cost is expected to be recognized is 1.8 years.

6. Commitments and Contingencies

Clinical Trials

During the fourth quarter of 2023, the Company initiated a Phase 3 clinical trial, STAR-1, which is expected to report data in 2025. The total contract amount with the clinical research organization is approximately $6.9 million, which will extend from the fourth quarter of 2023 to the first half of 2025, and which has a 30-day termination notice period. As of March 31, 2024, the Company has recognized $1.4 million in expense for the STAR-1 trial.

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

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties.  As of March 31, 2024, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of March 31, 2024.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

7. Subsequent Events

On May 7, 2024, the Company held its 2024 annual meeting of stockholders (the “2024 Annual Stockholder Meeting”) at which time the Company’s stockholders approved amendments to the 2021 Omnibus Equity Incentive Plan to (i) increase the number of shares reserved for issuance under the plan to from 629,069 to 1,198,951 shares and (ii) increase the annual evergreen percentage from 1% to 5%.

Also at the 2024 Annual Stockholder Meeting, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to affect a reverse stock split of the issued and outstanding shares of the Company’s common stock at a specific ratio, ranging from one-for-five (1:5) to one-for-thirty (1:30), with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders.

On May 8, 2024, the Company’s Board set and approved a reverse split ratio of one-for-fifteen (1:15) and authorized the Company’s management to effect the reverse stock split on May 16, 2024 (the “2024 Reverse Stock Split”). The financial statements contained herein do not reflect the 2024 Reverse Stock Split as the 2024 Reverse Stock Split will not have become effective as of the date of the issuance of these financial statements.

As previously reported, on November 15, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Common Stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until May 13, 2024, to regain compliance with the Minimum Bid Price Requirement. On May 14, 2024, the Company received a letter from Nasdaq advising that the Company had been granted a 180-day extension to November 11, 2024, to regain compliance with the Minimum Bid Price Requirement.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 33 million diagnosed patients. We recently initiated a Phase 3 program of DMT310 in moderate-to-severe acne and began enrolling patients in the first of two identical Phase 3 studies in December of 2023. Both studies will be double blinded, randomized, placebo controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne, which are the same endpoints used in our Phase 2b study of DMT310 for moderate-to-severe acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. The second Phase 3 study will be followed by a long-term extension study. We expect to have top-line results from the first Phase 3 study in the first quarter of 2025. Previously DMT310 has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with DMT310 achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

Our second product candidate utilizing our Spongilla technology is DMT410, our combination treatment. DMT410 is intended to consist of one treatment of our proprietary sponge powder followed by one topical application of botulinum toxin for delivery into the dermis. Currently, BOTOX®, is the only approved botulinum toxin to be delivered to the dermis by intradermal injections, which can be painful for the patient and time-consuming for the physician. However, we believe DMT410’s ability to topically deliver a botulinum toxin into the dermis could have similar levels of efficacy to intradermal injections of botulinum toxin, with fewer tolerability issues, and a quicker application time, possibly replacing the need for intradermal injections. We first tested DMT410 with BOTOX® in a Phase 1 POC trial of axillary hyperhidrosis patients, which saw 80% of patients achieve a reduction in gravimetric sweat production greater than 50% four weeks after a single treatment. With almost 40% of the hyperhidrosis market currently being treated with intradermal injections of BOTOX®, we believe there could be significant opportunity for DMT410 to break into this market and replace intradermal injections of botulinum toxin with a topical delivery option. Based on DMT410’s ability to effectively deliver botulinum toxin to the dermis as observed in the Phase 1 axillary hyperhidrosis trial, we also conducted a Phase 1 POC trial of DMT410 with BOTOX® for the treatment of multiple aesthetic skin conditions, including reduction of pore size, sebum production, and fine lines, among others. In November 2021, we announced top-line results from this trial, where we saw promising data that we believe warrants further investigation of DMT410. Given that BOTOX® is a Type A toxin, and acts through a similar pathway as other Type A botulinum toxins, we are discussing partnering opportunities with multiple companies that have a botulinum toxin type A to move our DMT410 program into additional clinical studies.

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

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $3.1 million and $2.2 million for the three months ended March 31, 2024, and 2023, respectively, and as of March 31, 2024, we had an accumulated deficit of $56.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete development of DMT310 for the treatment of acne, including non-clinical studies and Phase 3 clinical trials;

•	prepare and file for regulatory approval of DMT310 for the treatment of moderate-to-severe acne;

•	identify a botulinum toxin partner for DMT410 for the treatment of medical and aesthetic skin conditions and diseases;

•	continue development of DMT410 for the treatment of treatment of aesthetic and medical skin conditions, including Phase 1 and Phase 2 clinical trials;

•	prepare for commercialization of DMT310, if approved, including the hiring of sales and marketing personnel;

•	manufacture our product candidates for additional Phase 2 and Phase 3 trials and commercial sale;

•	hire additional research and development and selling, general and administrative personnel;

•	maintain, expand, and protect our intellectual property portfolio; and

•	incur additional costs associated with operating as a public company.

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

Recent Developments

In December 2023, we began enrolling patients in the first of two Phase 3 clinical trials of DMT310 in moderate-to-severe acne. We are currently on track to complete enrollment of the first Phase 3, referred to as STAR-1, by the end of 2024 with top-line results from the first Phase 3 trial in Q1 2025. Both Phase 3 studies will be double blinded, randomized, placebo controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical development expenses. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Three Months Ended March 31, 2024, and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Difference
Operating expenses:
Research and development	$1,600,741	$1,192,633	$408,108
General and administrative	1,602,819	1,085,049	517,770
Total operating expenses	3,203,560	2,277,682	925,878
Losses from operations	(3,203,560)	(2,277,682)	(925,878)
Other income and expenses:
Interest income, net	69,298	37,540	31,758

Net loss	$(3,134,262)	$(2,240,142)	$(894,120)

Research and Development Expenses

Research and development expenses increased by $0.4 million from $1.2 million for the three months ended March 31, 2023, to $1.6 million for the three months ended March 31, 2024. The increase in research and development expenses from the first quarter of 2024 as compared the same period in 2023 resulted from $0.7 million of increased clinical expenses from the DMT310 STAR-1 acne study initiated in late 2023, and $0.2 million of increased stock-based compensation expense, offset by $0.3 million of decreased non-clinical expenses and $0.2 million of decreased chemistry, manufacturing, and controls, or CMC, expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $1.1 million for the three months ended March 31, 2023, to $1.6 million for the three months ended March 31, 2024. The increase in general and administrative costs resulted from $0.3 million of increased stock-based compensation expense and $0.2 million of increased public company costs, related primarily to audit fees.

Other Income and Expenses

Other income and expenses increased by $31,758 from $37,540 for the three months ended March 31, 2023, to $69,298 for the three months ended March 31, 2024. The increase in interest income resulted from interest rate increases.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2024	2023
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(2,704,454)	$(1,649,633)
Financing activities	$-	$4,175,098
Increase (decrease) in cash and cash equivalents	$(2,704,454)	$2,525,465

Operating activities

Cash and cash equivalents used in operations of $2.7 million for the three months ended March 31, 2024, was the result of the net loss of $3.1 million, offset by $0.6 million in non-cash stock-based compensation expense, a decrease in prepaid expenses and other current assets of $0.1 million, and decreases in accounts payable and accrued and other current liabilities of $0.3 million.

Cash and cash equivalents used in operations of $1.6 million for the three months ended March 31, 2023, was the result of the net loss of $2.2 million, offset by non-cash stock-based compensation of $0.1 million, a decrease in prepaid expenses and other current assets of $0.2 million, and an increase in accrued and other current liabilities of $0.3 million.

Financing activities

The Company raised net proceeds of $4.2 million during the quarter ended March 31, 2023, resulting from the issuance of Common Stock and warrants from the March 2023 public offering. The Company did not have any financing activities during the three months ended March 31, 2024.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of March 31, 2024, our cash and cash equivalents totaled $4.7 million, and we had an accumulated deficit of $56.5 million. For the three months ended March 31, 2024, and the year ended December 31, 2023, we used cash of $2.7 million and $6.4 million, respectively, in operations. We expect our cash resources to fund operations into the third quarter of 2024. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to complete the Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in-licenses or acquisitions of other drug candidates. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance future operations, we are developing plans to mitigate this risk, which may consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we may be forced to make significant reductions in our operations and the pursuit of our growth strategy. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and activities which could adversely affect our business prospects, or we may be unable to continue operations.

We may raise additional capital through the sale of equity or convertible debt securities. In such an event, the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our Common Stock.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024. No material changes to such risk factors have occurred during the quarter ended March 31, 2024, except as follows:

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the desilting of our Common Stock and/or our Warrants

On November 13, 2023, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until May 13, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On May 14, 2024, we were provided an additional compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the minimum closing bid requirement.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: May 6, 2024	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

