Form 10-Q
period 2024-06-30
Dermata Therapeutics, Inc.
filed 2024-08-07
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

There were 1,315,981 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of August 5, 2024.

DERMATA THERAPEUTICS, INC.

Form 10-Q

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and cash equivalents	$4,947,100	$7,438,135
Prepaid expenses and other current assets	289,452	540,499
Total assets	$5,236,552	$7,978,634

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$1,327,179	$866,028
Accrued and other current liabilities	591,246	757,588
Total liabilities	1,918,425	1,623,616
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001 per share, 250,000,000 shares authorized; 693,175 shares issued and outstanding as of June 30, 2024; 261,998 shares issued and outstanding as of December 31, 2023.	69	26
Additional paid-in capital	62,669,304	59,742,870
Accumulated deficit	(59,351,246)	(53,387,878)
Total stockholders’ equity	3,318,127	6,355,018
Total liabilities and stockholders’ equity	$5,236,552	$7,978,634

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,009,102	$838,931	$3,609,843	$2,031,564
General and administrative	874,640	893,483	2,477,459	1,978,532
Total operating expenses	2,883,742	1,732,414	6,087,302	4,010,096
Loss from operations	(2,883,742)	(1,732,414)	(6,087,302)	(4,010,096)
Other income and expenses:
Interest income, net	54,636	31,050	123,934	68,590
Net loss	$(2,829,106)	$(1,701,364)	$(5,963,368)	$(3,941,506)

Net loss per share of Common Stock, basic and diluted	$(4.18)	$(9.43)	$(10.64)	$(31.96)

Weighted-average basic and diluted Common Stock	676,567	180,332	560,282	123,344

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	261,998	$26	$59,742,870	$(53,387,878)	$6,355,018
Stock-based compensation	-	-	587,234	-	587,234
Issuance of abeyance shares	182,000	18	(18)	-	-
Net loss	-	-	-	(3,134,262)	(3,134,262)
Balance at March 31, 2024	443,998	$44	$60,330,086	$(56,522,140)	$3,807,990
Issuance of Common Stock upon exercise of warrants, net of issuance costs	249,336	25	2,320,438	-	2,320,463
Stock-based compensation	-	-	19,608	-	19,608
Settlement of fractional shares paid in cash	(159)	-	(828)	-	(828)
Net loss	-	-	-	(2,829,106)	(2,829,106)
Balance at June 30, 2024	693,175	$69	$62,669,304	$(59,351,246)	$3,318,127

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	51,338	$5	$51,615,037	$(45,593,188)	$6,021,854
Stock-based compensation	-	-	131,260	-	131,260
Issuance of Common Stock and warrants, net of issuance costs	5,666	1	4,174,984	-	4,174,985
Issuance of Common Stock upon exercise of pre-funded warrants	102,208	10	143	-	153
Settlement of fractional shares paid in cash	(59)	-	(40)	-	(40)
Net loss	-	-	-	(2,240,142)	(2,240,142)
Balance at March 31, 2023	159,153	$16	$55,921,384	$(47,833,330)	$8,088,070
Stock-based compensation	-	-	131,177	-	131,177
Issuance of Common Stock and warrants, net of issuance costs	30,570	3	1,512,099	-	1,512,102
Issuance of Common Stock upon exercise of pre-funded warrants	22,821	2	32	-	34
Net loss	-	-	-	(1,701,364)	(1,701,364)
Balance at June 30, 2023	212,544	$21	$57,564,692	$(49,534,694)	$8,030,019

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,963,368)	$(3,941,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	606,842	262,437
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	367,802	428,843
Accounts payable	360,253	(58,924)
Accrued and other current liabilities	(201,936)	(180,848)
Total adjustments to reconcile net loss to net cash used in operations	1,132,961	451,508
Net cash used in operating activities	(4,830,407)	(3,489,998)
Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance costs	2,410,200	5,687,087
Issuance costs paid setting up ATM	(70,000)	-
Proceeds from exercise of pre-funded warrants	-	187
Payment for fractional shares in reverse stock split	(828)	(40)
Net cash provided by financing activities	2,339,372	5,687,234
Net increase (decrease) in Cash and cash equivalents	(2,491,035)	2,197,236
Cash and cash equivalents at beginning of period	7,438,135	6,241,294
Cash and cash equivalents at end of period	$4,947,100	$8,438,530
Non-cash financing activities:
Issuance of abeyance shares	$(18)	$-
Incremental fair value of May 2024 warrant inducement	$1,526,232	$-
Equity issuance costs in accounts payable or accrued expenses	$89,737	$-
Deferred offering costs included in accounts payable and accrued expenses	$46,755	-
Incremental fair value of March 2023 warrant modification	$-	$144,765
Supplemental disclosure:
Cash paid for taxes	$950	$950

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

Reverse Stock Splits

On May 7, 2024, the Company held its annual meeting of stockholders at which time the stockholders approved the adoption of an amendment to its Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split of its issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-five to one-for-thirty, with the exact ratio determined by the Company’s board of directors without further approval or authorization of its stockholders (the “Reverse Split”).

On May 16, 2024, the Company effected the Reverse Split of its shares of Common Stock at a ratio of 1-for-15, as approved by the Company’s board of directors (the “May 2024 Reverse Stock Split”). The par value was not adjusted as a result of the May 2024 Reverse Stock Split. All issued and outstanding shares of Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of June 30, 2024, cash and cash equivalents totaled $4.9 million and the Company had an accumulated deficit of $59.4 million. For the six months ended June 30, 2024, and the year ended December 31, 2023, the Company used cash of $4.8 million and $6.4 million, respectively, in operations. The Company’s cash and cash equivalents are expected to fund operations into the fourth quarter of 2024. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the disruptions to, and volatility in, the credit and financial markets in the United States. Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements, which is not alleviated by management’s plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financing as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related financing. As of June 30, 2024, the Company had deferred offering costs of $0.1 million.

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these assets and liabilities.

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

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480-40 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in the Company’s own Common Stock and whether the warrant holders could potentially require cash settlement of the warrants.

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

Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period. The weighted-average number of shares of Common Stock outstanding includes (i) pre-funded warrants because their exercise requires only nominal consideration for the delivery of shares, and (ii) shares held in abeyance because there is no consideration required for delivery of the shares, (collectively, “basic shares”), without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting basic shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per common stock if their effect would be anti-dilutive.

The common share equivalents that are not included in the calculation of diluted net loss per share of Common Stock but could potentially dilute basic earnings per share in the future are as follows:

	As of June 30,
	2024	2023
Common Stock options	27,341	6,763
Common Stock warrants	1,109,705	290,090
Total potentially dilutive securities	1,137,046	296,853

Recent Accounting Pronouncements

For the six months ended June 30, 2024, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements and income tax footnote.

3. Balance Sheet Details

The following provides certain balance sheet details:

	June 30,	December 31,
	2024	2023
Prepaid expenses and other current assets:
Prepaid insurance	$83,627	$426,413
Prepaid research and development costs	27,534	91,232
Prepaid other and other current assets	61,536	22,854
Deferred offering costs	116,755	-
Total prepaid expenses and other current assets	$289,452	$540,499

Accrued and other current liabilities:
Accrued research and development costs	$263,018	$40,596
Accrued compensation and benefits	277,963	716,490
Accrued other	50,265	502
Total accrued and other current liabilities	$591,246	$757,588

4. Equity Securities

A summary of the Company’s equity securities as of June 30, 2024, is as follows:

Description	Authorized	Issued	Abeyance	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	693,175	267,000	-	693,175
Preferred Stock	10,000,000	-		-	-
Warrants	-	1,109,705		-	1,109,705
2021 Omnibus Equity Incentive Plan	-	28,255	267,000	51,675	27,341
Total equity securities	260,000,000	1,831,135	267,000	51,675	1,830,221

Common Stock

On June 7, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”) providing for the sale of up to $1,157,761 of its shares of Common Stock, par value $0.0001 per share, as set forth in the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. As of June 30, 2024, no shares have been sold under the ATM Agreement. See Note 7.

On May 21, 2024, the Company closed on inducement agreements (the “May 2024 Inducement”) with certain holders (the “Holders”) of certain of the Company’s existing warrants to purchase up to an aggregate of 516,336 shares of the Company’s Common Stock, issued to the Holders on (i) May 26, 2023 (the “May 2023 Warrants”), having an exercise price of $32.40 per share, and (ii) November 2023 New Warrants (as defined below), which were issued in two separate series, each having an exercise price of $9.7665 per share (together with the May 2023 Warrants, the “May 2024 Existing Warrants”). Pursuant to the May 2024 Inducement, the Holders agreed to exercise for cash their May 2024 Existing Warrants at a reduced exercise price of $5.16 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series A Common Stock purchase warrants (the “New May 2024 Series A Warrants”) to purchase up to 601,174 shares of Common Stock, and (ii) new Series B Common Stock purchase warrants (the “New May 2024 Series B Warrants” and together with the New May 2024 Series A Warrants, the “New May 2024 Warrants”) to purchase up to 431,498 shares of Common Stock. The Company received net proceeds of approximately $2.3 million from the exercise of the May 2024 Existing Warrants by the Holders, after deducting placement agent fees and other offering expenses payable by the Company.

Related to the May 2024 Inducement, as of June 30, 2024, the Holders left 267,000 shares in abeyance at the Company’s transfer agent to be delivered to the Holders at their request. Accordingly, as of June 30, 2024, 267,000 shares were held in abeyance, which were not issued and not outstanding. See Note 7.

On November 20, 2023, the Company closed on an inducement agreement (the “November 2023 Inducement”) with a holder (the “Holder”) of certain of its existing warrants to purchase up to 231,473 shares of the Company’s Common Stock, issued to the Holder on (i) April 25, 2022 (as amended on March 20, 2023, the “April 2022 Warrants”) and (ii) March 20, 2023 (the “March 2023 Warrants” together with the April 2022 Warrants, the “November 2023 Existing Warrants”). The November 2023 Existing Warrants had an exercise price of $42.30. Pursuant to the November 2023 Inducement, the Holder agreed to exercise for cash its November 2023 Existing Warrants at a reduced exercise price of $9.7665 per share in consideration for the Company’s agreement to issue in a private placement (i) new series A Common Stock purchase warrants (the “November 2023 Series A Common Warrants”) to purchase 247,196 shares of Common Stock and (ii) new series B Common Stock purchase warrants (the “November 2023 Series B Common Warrants” and together with the November 2023 Series A Common Warrants, the “November 2023 New Warrants”) to purchase 215,749 shares of Common Stock. The November 2023 New Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on January 12, 2024. The Company received net cash proceeds of approximately $2.0 million from the November 2023 Inducement after deducting underwriters’ discounts and offering expenses of approximately $0.3 million.

Related to the November 2023 Inducement, as of December 31, 2023, the Holder left 182,000 shares in abeyance at the Company’s transfer agent to be delivered to the Holder at their request, which were then delivered to the Holder on January 8, 2024. Accordingly, as of December 31, 2023, 182,000 shares were held in abeyance, which were not issued and not outstanding. Since all the abeyance shares from the November 2023 Inducement were pulled by the Holder in January 2024, there were no remaining November 2023 Inducement shares held in abeyance as of June 30, 2024.

On May 26, 2023, the Company closed a private placement (the “May 2023 PIPE”) priced at the market under Nasdaq rules, in which it sold 30,570 shares of its Common Stock together with 22,821 pre-funded warrants to purchase up to an aggregate of 53,391 shares of Common Stock with an exercise price of $0.0001 per share (the “May 2023 Pre-Funded Warrants”), and 53,391 warrants to purchase up to an aggregate of 53,391 shares of Common Stock with an exercise price of $32.40 per share (the “May 2023 PIPE Common Warrants”) at a combined offering price of $34.275. The May 2023 PIPE Common Warrants were set to expire on November 27, 2028. The Company received net cash proceeds of approximately $1.5 million from the May 2023 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. The May 2023 Pre-Funded Warrants were exercised fully during the second quarter of 2023. The May 2023 PIPE Common Warrants were exercised as part of the May 2024 Inducement.

On March 20, 2023, the Company closed a public offering (the “March 2023 Offering”) priced at the market under Nasdaq rules, in which it sold an aggregate of (i) 5,666 shares of Common Stock, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 102,208 shares of Common Stock with an exercise price of $0.0001 per share, (iii) Series A warrants (the “March 2023 Series A Common Warrants”) to purchase up to an aggregate of 107,874 shares of Common Stock, and (iv) Series B warrants (the “March 2023 Series B Common Warrants” and collectively with the March 2023 Series A Common Warrants, the “March 2023 Offering Warrants”) to purchase up to an aggregate of 107,874 shares of Common Stock. The March 2023 Offering Warrants had an exercise price of $42.30 per share. The Company received net cash proceeds of approximately $4.2 million after deducting the underwriter’s discounts and offering expenses of approximately $0.8 million. The March 2023 Pre-Funded Warrants were fully exercised during the first quarter of 2023, and the March 2023 Offering Warrants were exercised as part of the November 2023 Inducement.

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of June 30, 2024, or December 31, 2023, respectively.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented. The warrants outstanding as of June 30, 2024, are exercisable into 1,109,705 shares of Common Stock which had a fair value of $2.39 per share, based on the closing trading price on June 28, 2024, the last trading day prior to June 30, 2024. The aggregate intrinsic value of warrants outstanding as of June 30, 2024, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of June 30, 2024, was zero due to the warrants’ exercise prices being above market value.

	Quantity of Warrants Outstanding as of
Description	June 30, 2024	December 31, 2023	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	279	279	$4,920.00	11/15/2026
Pre-IPO Class B Common Warrants	268	268	1,377.60	12/31/2024
IPO Warrants	12,320	12,320	1,680.00	8/17/2026
IPO Underwriter Warrants	535	535	1,932.00	8/17/2026
March 2023 Offering Series A Common Warrants	-	107,874	42.30	3/20/2028
March 2023 Offering Series B Common Warrants	-	107,874	42.30	7/20/2025
March 2023 Offering Placement Agent Warrants	7,549	7,549	57.94	3/16/2028
May 2023 PIPE Common Warrants	-	53,391	32.40	11/27/2028
May 2023 PIPE Placement Agent Warrants	3,736	3,736	42.84	5/23/2028
November 2023 Series A Common Warrants	-	247,196	9.7665	11/20/2028
November 2023 Series B Common Warrants	-	215,749	9.7665	3/20/2026
November 2023 Placement Agent Warrants	16,202	16,202	12.21	11/20/2028
May 2024 Series A Common Warrants	601,174	-	4.91	11/21/2029
May 2024 Series B Common Warrants	431,498	-	4.91	5/21/2026
May 2024 Placement Agent Warrants	36,144	-	6.45	11/21/2029
Total warrants outstanding	1,109,705	772,973

Warrant Inducements

In May 2024, the Company completed the May 2024 Inducement with the Holders who agreed to exercise 516,336 warrants to purchase Common Stock at a reduced exercise price of $5.16 per share in exchange for 601,174 New May 2024 Series A Warrants and 431,498 New May 2024 Series B Warrants with an exercise price of $4.91 per share. The May 2024 Inducement, which resulted in the lowering of the exercise price of the May 2024 Existing Warrants and the issuance of the May 2024 New Warrants, is considered a modification of the May 2024 Existing Warrants under the guidance ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the May 2024 Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $2.3 million. As the May 2024 Existing Warrants and the May 2024 New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $1.5 million as an equity issuance cost.

In November 2023, the Company completed the November 2023 Inducement, in which a Holder agreed to exercise 231,472 common warrants to purchase Common Stock at a reduced exercise price of $5.16 per share in exchange for 247,196 November 2023 Series A Warrants and 215,749 November 2023 Series B Warrants with an exercise price of $9.7655 per share. The November 2023 New Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on January 12, 2024. The November 2023 Inducement, which resulted in the lowering of the exercise price of the November 2023 Existing Warrants and the issuance of the November 2023 New Warrants, is considered a modification of the November 2023 Existing Warrants under the guidance of ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holder of the November 2023 Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds for the Company of approximately $2.0 million. As the November 2023 Existing Warrants and the November 2023 New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $3.0 million as an equity issuance cost.

Warrant Modification

In connection with the March 2023 Offering, the Company agreed to amend the terms of the April 2022 PIPE Common Warrants, which were held by the purchaser in the March 2023 Offering. The exercise price of the April 2022 PIPE Common Warrants was reduced from $318.00 to $42.30 per share upon closing of the March 2023 Offering. The original expiration date of the April 2022 PIPE Common Warrants was May 12, 2027, which was extended to five years after the closing of the March 2023 Offering, or March 20, 2028. The modification of the April 2022 PIPE Common Warrants was accounted for as a modification of equity-linked instruments. In accordance with ASU 2021-04, as the warrants were classified as equity instruments before and after the modification, and as the modification was directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost. The April 2022 PIPE Warrants were exercised as part of the November 2023 Inducement.

5. Equity Incentive Plan

Under the Company’s 2021 Plan as amended, the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. At the Company’s 2024 Annual Meeting of Stockholders held on May 7, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 41,937 shares to 79,930 shares. Further at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2021 Plan, to increase the evergreen provision from one percent to five percent of the total number of the Company’s Common Stock outstanding starting on January 1, 2025. The one percent evergreen provision resulted in an additional 2,620 and 513 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2024, and 2023, respectively.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of June 30, 2024, there remain 51,675 shares reserved for issuance under the 2021 Plan, as amended.

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

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Grant date fair value	$9.15	$63.45	$9.15	$$63.45
Risk-free interest rate	4.0%	3.9%	4.0%	3.9%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life in years	5.9	6.1	5.9	6.1
Expected volatility	110%	112%	110%	112%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

The following table summarizes the total stock-based compensation expense related to stock options included in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,623	$48,425	$241,960	$96,850
General and administrative	14,985	82,752	364,882	165,587
Total	$19,608	$131,177	$606,842	$262,437

Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2023	6,763	$609.81	7.8
Options granted	27,325	9.15	-
Options exercised	-	-	-
Options cancelled	(6,747)	607.99	-
Balance at June 30, 2024	27,341	$9.95	9.5

Options exercisable at June 30, 2024	1,955	$20.35	9.5

In January 2024, the Board unanimously approved to provide employees and directors of the Company the opportunity to cancel outstanding, out-of-the-money, stock options without consideration, in accordance with an option cancellation agreement. Accordingly, 6,747 of the 6,763 stock options outstanding as of December 31, 2023, were cancelled in February 2024.

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

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on June 28, 2024, the last trading day prior to June 30, 2024, which was $2.39 per share. The intrinsic value of options outstanding and exercisable as of June 30, 2024, was zero.

As of June 30, 2024, total unrecognized compensation cost related to stock options was approximately $0.2 million and the weighted average period over which this cost is expected to be recognized is 1.7 years.

6. Commitments and Contingencies

Clinical Trials

During the fourth quarter of 2023, the Company initiated a Phase 3 clinical trial, STAR-1, which is expected to report top-line data in 2025. The total contract amount with the clinical research organization is approximately $6.9 million, which will extend from the fourth quarter of 2023 to the first half of 2025, and which has a 30-day termination notice period. As of June 30, 2024, the Company has recognized $2.9 million in expense for the STAR-1 trial.

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

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties. As of June 30, 2024, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2024.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

7. Subsequent Events

During July 2024, the balance of 267,000 of abeyance shares related to the May 2024 Warrant Inducement were pulled by the investor. Accordingly, shares outstanding increased by 267,000 during the third quarter of 2024 related to the issuance of the 267,000 abeyance shares from the May 2024 Warrant Inducement, leaving no further abeyance shares outstanding.

In June 2024, the Company entered into an ATM Agreement with the maximum offering price of $1,157,761. During July 2024, the Company issued 355,806 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $1,157,248 before deducting issuance costs. After issuance of the 355,806 shares during July 2024, $513 remained registered under the ATM Agreement. On August 2, 2024, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement by $505,000, from $1,157,761 to $1,662,761.

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

•	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

•	our dependence on third parties to manufacture our product candidates;

•	our reliance on third-party CROs to conduct our clinical trials;

•	our ability to maintain or protect the validity of our intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support organizational and business growth; and

•	other factors discussed in our most recent Annual Report on Form 10-K.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 30 million diagnosed patients. We recently initiated a Phase 3 program of DMT310 in moderate-to-severe acne. Both studies will be double-blinded, randomized, placebo-controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (“IGA”) of acne, which are the same endpoints used in our Phase 2b study of DMT310 for moderate-to-severe acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. The second Phase 3 study will be followed by a long-term extension study. We recently announced enrollment of 50% of the total expected patients in the STAR-1 study and we expect to have top-line results from the first Phase 3 study in the first quarter of 2025. Previously, DMT310 has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with DMT310 achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

We have a limited operating history. Since our inception, our operations have focused on developing DMT310 and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $63.7 million of gross proceeds from the sale of our debt and equity securities.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.8 million and $1.7 million for the three months ended June 30, 2024, and 2023, respectively, and our net losses were $6.0 million and $3.9 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $59.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

In July 2024, we reached the 50% patient enrollment milestone in the first of two Phase 3 clinical trials of DMT310 in moderate-to-severe acne. We expect to receive top-line results from the first Phase 3 trial, referred to as STAR-1, in the first quarter of 2025. Both Phase 3 studies will be double-blinded, randomized, placebo-controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly.

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

Results of Operations

Three Months Ended June 30, 2024, and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2024	2023	Difference
Operating expenses:
Research and development	$2,009,102	$838,931	$1,170,171
General and administrative	874,640	893,483	(18,843)
Total operating expenses	2,883,742	1,732,414	1,151,328
Losses from operations	(2,883,742)	(1,732,414)	(1,151,328)
Other income and expenses:
Interest income, net	54,634	31,050	23,586

Net loss	$(2,829,106)	$(1,701,364)	$(1,127,742)

Research and Development Expenses

Research and development expenses increased by $1.2 million from $0.8 million for the three months ended June 30, 2023, to $2.0 million for the three months ended June 30, 2024. The increase in research and development expenses from the second quarter of 2024 as compared the same period in 2023 resulted from $1.5 million of increased clinical expenses from the DMT310 STAR-1 acne study initiated in late 2023, offset by $0.3 million of decreased chemistry, manufacturing, and controls, or CMC, expenses.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended June 30, 2024, and 2023. Decreases in stock-based compensation expense and insurance expenses were offset by increases in public company costs for the three months ended June 30, 2024, as compared to the same period in 2023.

Other Income and Expenses

Other income and expenses increased by $23,586 from $31,050 for the three months ended June 30, 2023, to $54,634 for the three months ended June 30, 2024. The increase in interest income resulted from interest rate increases.

Six Months Ended June 30, 2024, and 2023

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2024	2023	Difference
Operating expenses:
Research and development	$3,609,843	$2,031,564	$1,578,279
General and administrative	2,477,459	1,978,532	498,927
Total operating expenses	6,087,302	4,010,096	2,077,206
Loss from operations	(6,087,302)	(4,010,096)	(2,077,206)
Other income and expenses:
Interest expense, net	123,934	68,590	55,344

Net loss	$(5,963,368)	$(3,941,506)	$(2,021,862)

Research and Development Expenses

Research and development expenses increased by $1.6 million from $2.0 million for the six months ended June 30, 2023, to $3.6 million for the six months ended June 30, 2024. The increase in research and development expenses from the second quarter of 2024 as compared the same period in 2023 resulted from $2.2 million of increased clinical expenses from the DMT310 STAR-1 acne study initiated in late 2023 as well as $0.2 million of increased employee costs, including stock-based compensation, primarily offset by $0.5 million of decreased chemistry, manufacturing, and controls, or CMC, expenses and $0.3 million of decreased non-clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $2.0 million for the six months ended June 30, 2023, to $2.5 million for the six months ended June 30, 2024. This increase resulted from $0.4 million of increased audit fees as well as $0.2 million of increased stock-based compensation, offset by $0.1 million of decreased insurance costs.

Other Income and Expenses

Other income and expenses increased by $55,344 from $68,590 for the six months ended June 30, 2023, to $123,934 for the six months ended June 30, 2024. The increase in interest income resulted from interest rate increases.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2024	2023
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(4,830,407)	$(3,489,998)
Financing activities	$2,339,372	$5,687,234
Increase (decrease) in cash and cash equivalents	$(2,491,035)	$2,197,236

Operating activities

Cash used in operations of $4.8 million for the six months ended June 30, 2024, was the result of the net loss of $6.0 million and a decrease in accrued and other current liabilities of $0.2 million, offset by increases in non-cash stock-based compensation of $0.6 million, increases in accounts payable of $0.4 million, and a decrease in prepaid expenses and other current assets of $0.4 million.

Cash used in operations of $3.5 million for the six months ended June 30, 2023, was the result of the net loss of $3.9 million and a decrease in accounts payable and other accrued liabilities of $0.2 million, offset by non-cash stock-based compensation of $0.3 million, as well as a decrease in prepaid expenses and other current assets of $0.4 million.

Financing activities

Cash provided by financing activities of $2.3 million for the six months ended June 30, 2024, was the result of the May 2024 Warrant Inducement financing which raised gross process of $2.7 million offset by approximately $0.4 million of financing-related expenses.

Cash provided by financing activities of $5.7 million for the six months ended June 30, 2023, was the result of $4.2 million of net proceeds received from the issuance of Common Stock and warrants issued in the March 2023 Offering, as well as $1.5 million of net proceeds received from the May 2023 Offering.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of June 30, 2024, our cash and cash equivalents totaled $4.9 million, and we had an accumulated deficit of $59.4 million. For the six months ended June 30, 2024, and the year ended December 31, 2023, we used cash of $4.8 million and $6.4 million, respectively, in operations. We expect our cash resources to fund operations into the fourth quarter of 2024. We anticipate that we will continue to incur net losses for the foreseeable future.

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

As a publicly traded company, we will incur significant legal, accounting, and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission (the “SEC”), and Nasdaq, requires public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to complete the Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in-licenses or acquisitions of other drug candidates. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance future operations, we are developing plans to mitigate this risk, which may consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we may be forced to make significant reductions in our operations and the pursuit of our growth strategy. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and activities which could adversely affect our business prospects, or we may be unable to continue operations.

We may raise additional capital through the sale of equity or convertible debt securities. In such an event, the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our Common Stock.

On June 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”) providing for the sale of up to $1,157,761 of our shares of common stock as set forth in the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of common stock sold pursuant to the ATM Agreement, as well as other transactional fees. During the quarter ended June 30, 2024, we did not sell any shares under the ATM Agreement.  From July 1, 2024, through the date of this report, we issued 355,806 shares of common stock under the ATM Agreement resulting in net proceeds of $1,120,181 after deducting issuance costs of $37,067. After issuance of the 355,806 shares during July 2024, $513 remained registered under the ATM Agreement. On August 2, 2024, we increased the maximum aggregate offering price of the shares of our common stock issuable under the ATM Agreement by $505,000, from $1,157,761 to $1,662,761.

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. No material changes to such risk factors have occurred during the quarter ended June 30, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1

Amendment No. 3 to the Amended and Restated Certificate of Incorporation of Dermata Therapeutics, Inc., dated May 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2024).

4.1	Form of May 2024 New Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

4.2	Form of May 2024 Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

10.1

Third Amendment to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).

10.2	Form of May 2024 Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

10.3

ATM Agreement, dated June 7, 2024, by and between Dermata Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

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

Dermata Therapeutics, Inc.

Date: August 7, 2024	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

