Form 10-Q
period 2024-09-30
Dermata Therapeutics, Inc.
filed 2024-11-13
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

There were 2,040,768 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of November 12, 2024.

DERMATA THERAPEUTICS, INC.

Form 10-Q

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and cash equivalents	$6,143,752	$7,438,135
Prepaid expenses and other current assets	543,592	540,499
Total assets	$6,687,344	$7,978,634

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$863,595	$866,028
Accrued and other current liabilities	1,082,521	757,588
Total liabilities	1,946,116	1,623,616
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001 per share, 250,000,000 shares authorized; 1,677,768 shares issued and outstanding as of September 30, 2024; 261,998 shares issued and outstanding as of December 31, 2023.	168	26
Additional paid-in capital	67,265,462	59,742,870
Accumulated deficit	(62,524,402)	(53,387,878)
Total stockholders’ equity	4,741,228	6,355,018
Total liabilities and stockholders’ equity	$6,687,344	$7,978,634

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,401,359	$902,977	$6,011,201	$2,934,541
General and administrative	824,294	909,001	3,301,753	2,887,533
Total operating expenses	3,225,653	1,811,978	9,312,954	5,822,074
Loss from operations	(3,225,653)	(1,811,978)	(9,312,954)	(5,822,074)
Other income and expenses:
Interest income, net	52,497	92,767	176,431	161,357
Net loss	$(3,173,156)	$(1,719,211)	$(9,136,523)	$(5,660,717)

Net loss per share of Common Stock, basic and diluted	$(2.04)	$(8.09)	$(10.22)	$(36.91)

Weighted-average basic and diluted Common Stock	1,554,680	212,544	894,168	153,380

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	261,998	$26	$59,742,870	$(53,387,878)	$6,355,018
Stock-based compensation	-	-	587,234	-	587,234
Issuance of abeyance shares	182,000	18	(18)	-	-
Net loss	-	-	-	(3,134,262)	(3,134,262)
Balance at March 31, 2024	443,998	$44	$60,330,086	$(56,522,140)	$3,807,990
Issuance of Common Stock upon exercise of warrants, net of issuance costs	249,336	25	2,320,438	-	2,320,463
Stock-based compensation	-	-	19,608	-	19,608
Settlement of fractional shares paid in cash	(159)	-	(828)	-	(828)
Net loss	-	-	-	(2,829,106)	(2,829,106)
Balance at June 30, 2024	693,175	$69	$62,669,304	$(59,351,246)	$3,318,127
Issuance of pre-funded warrants and warrants, net of issuance costs	-	-	3,093,038	-	3,093,038
Issuance of Common Stock upon exercise of pre-funded warrants	167,569	17	151		168
Issuance of Common Stock from ATM sales, net of issuance costs	550,024	55	1,482,004		1,482,059
Issuance of abeyance shares	267,000	27	(27)	-	-
Stock-based compensation	-	-	20,992	-	20,992
Net loss	-	-	-	(3,173,156)	(3,173,156)
Balance at September 30, 2024	1,677,768	$168	$67,265,462	$(62,524,402)	$4,741,228

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	51,338	$5	$51,615,037	$(45,593,188)	$6,021,854
Stock-based compensation	-	-	131,260	-	131,260
Issuance of Common Stock and warrants, net of issuance costs	5,666	1	4,174,984	-	4,174,985
Issuance of Common Stock upon exercise of pre-funded warrants	102,208	10	143	-	153
Settlement of fractional shares paid in cash	(59)	-	(40)	-	(40)
Net loss	-	-	-	(2,240,142)	(2,240,142)
Balance at March 31, 2023	159,153	$16	$55,921,384	$(47,833,330)	$8,088,070
Stock-based compensation	-	-	131,177	-	131,177
Issuance of Common Stock and warrants, net of issuance costs	30,570	3	1,512,099	-	1,512,102
Issuance of Common Stock upon exercise of pre-funded warrants	22,821	2	32	-	34
Net loss	-	-	-	(1,701,364)	(1,701,364)
Balance at June 30, 2023	212,544	$21	$57,564,692	$(49,534,694)	$8,030,019
Stock-based compensation	-	-	131,177	-	131,177
Issuance costs	-	-	(35,419)	-	(35,419)
Net loss	-	-	-	(1,719,211)	(1,719,211)
Balance at September 30, 2023	212,544	$21	$57,660,450	$(51,253,905)	$6,406,566

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,136,523)	$(5,660,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	627,834	393,614
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(3,095)	11,294
Accounts payable	(10,324)	(22,244)
Accrued and other current liabilities	272,774	16,427
Total adjustments to reconcile net loss to net cash used in operations	887,189	399,091
Net cash used in operating activities	(8,249,334)	(5,261,626)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, pre-funded warrants, and warrants, net of issuance costs	6,955,611	5,651,668
Proceeds from exercise of pre-funded warrants	168	187
Payment for fractional shares in reverse stock split	(828)	(40)
Net cash provided by financing activities	6,954,951	5,651,815
Net increase (decrease) in Cash and cash equivalents	(1,294,383)	390,189
Cash and cash equivalents at beginning of period	7,438,135	6,241,294
Cash and cash equivalents at end of period	$6,143,752	$6,631,483
Non-cash financing activities:
Issuance of abeyance shares	$(45)	$-
Incremental fair value of May 2024 warrant inducement	$1,526,232	$-
Issuance costs in accounts payable or accrued expenses	$60,051	$-
Incremental fair value of March 2023 warrant modification	$-	$144,765
Supplemental disclosure:
Cash paid for taxes	$950	$950

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

On May 7, 2024, the Company held its annual meeting of stockholders at which time the stockholders approved the adoption of an amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-five to one-for-thirty, with the exact ratio determined by the Company’s board of directors without further approval or authorization of its stockholders.

On May 16, 2024, the Company effected the reverse split of its shares of Common Stock at a ratio of 1-for-15, as approved by the Company’s board of directors. The par value was not adjusted as a result of the May 2024 reverse stock split. All issued and outstanding shares of Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of September 30, 2024, cash and cash equivalents totaled $6.1 million and the Company had an accumulated deficit of $62.5 million. For the nine months ended September 30, 2024, and the year ended December 31, 2023, the Company used cash of $8.2 million and $6.4 million, respectively, in operations. The Company’s cash and cash equivalents are expected to fund operations into the second quarter of 2025. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. The unaudited financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with Securities and Exchange Commission (the “SEC”) on March 21, 2024, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

The common share equivalents that are not included in the calculation of diluted net loss per share of Common Stock but could potentially dilute basic earnings per share in the future are as follows:

	As of September 30,
	2024	2023
Common Stock options	52,341	6,763
Common Stock warrants	5,068,723	309,549
Total potentially dilutive securities	5,121,064	316,312

Recent Accounting Pronouncements

For the nine months ended September 30, 2024, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU No 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

3. Balance Sheet Details

The following provides certain balance sheet details:

	September 30,	December 31,
	2024	2023
Prepaid expenses and other current assets:
Prepaid insurance	$488,562	$426,413
Prepaid research and development costs	18,000	91,232
Prepaid other and other current assets	37,030	22,854
Total prepaid expenses and other current assets	$543,592	$540,499

Accrued and other current liabilities:
Accrued research and development costs	$655,989	$40,596
Accrued compensation and benefits	327,235	716,490
Accrued other	99,297	502
Total accrued and other current liabilities	$1,082,521	$757,588

4. Equity Securities

A summary of the Company’s equity securities as of September 30, 2024, is as follows:

Description	Authorized	Issued	Pre-funded Warrants	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	1,677,768	1,745,000	-	1,677,768
Preferred Stock	10,000,000	-	-	-	-
Warrants (excluding pre-funded warrants)	-	5,068,723	-	-	5,068,723
2021 Omnibus Equity Incentive Plan	-	53,255	-	26,675	52,341
Total equity securities	260,000,000	6,799,746	1,745,000	26,675	6,798,832

Common Stock

On September 17, 2024, the Company closed a private placement (the “September 2024 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,912,569 pre-funded warrants to purchase up to an aggregate of 1,912,569 shares of Common Stock with an exercise price of $0.001 per share (the “September 2024 Pre-Funded Warrants”), and 1,912,569 series A warrants (the “September 2024 PIPE Series A Common Warrants”) to purchase up to an aggregate of 1,912,569 shares of Common Stock and 1,912,569 series B warrants (the “September 2024 PIPE Series B Common Warrants” and together with the September 2024 PIPE Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,912,569 shares of Common Stock. The September 2024 PIPE Warrants have an exercise price of $1.58. In connection with the September 2024 PIPE, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the securities sold in the September 2024 PIPE financing. The Company filed a Form S-3 on September 19, 2024, which was declared effective by the SEC on September 24, 2024. The Company received net cash proceeds of approximately 3.1 million from the September 2024 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.4 million. During the third quarter of 2024, 167,569 of the 1,912,569 September 2024 Pre-Funded Warrants were exercised by the investor. As of September 30, 2024, 1,745,000 September 2024 Pre-Funded Warrants remained outstanding.

In June 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with a sales agent (the “Sales Agent”), providing for the sale of up to $1,157,761 of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During July 2024, the Company issued 355,806 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $1,157,248 before deducting issuance costs. After issuance of the 355,806 shares during July 2024, $513 remained registered under the ATM Agreement. On August 2, 2024, the Company increased the maximum aggregate offering amount of Common Stock issuable under the ATM Agreement by $505,000, from $1,157,761 to $1,662,761. During September 2024, the Company issued 194,218 shares of Common Stock under the ATM Agreement resulting in additional gross proceeds of $504,894 before deducting issuance costs. During the quarter ended September 30, 2024, the Company issued a total of 550,024 shares from its ATM resulting in net proceeds of $1.5 million after deducting issuer costs and other expenses related to setting up and issuing shares from the Company’s ATM. As of September 30, 2024, the Company does not have any remaining capacity under its ATM Agreement.

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

Related to the May 2024 Inducement, during July 2024, the balance of 267,000 of abeyance shares related to the May 2024 Warrant Inducement were released to the investor. Accordingly, shares outstanding increased by 267,000 during the third quarter of 2024 related to the issuance of the 267,000 abeyance shares from the May 2024 Warrant Inducement, leaving no further abeyance shares outstanding as of September 30, 2024.

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

Related to the November 2023 Inducement, as of December 31, 2023, the Holder left 182,000 shares in abeyance at the Company’s transfer agent to be delivered to the Holder at their request, which were then delivered to the Holder on January 8, 2024. Accordingly, as of December 31, 2023, 182,000 shares were held in abeyance, which were not issued and not outstanding. Since all the abeyance shares from the November 2023 Inducement were pulled by the Holder in January 2024, there were no remaining November 2023 Inducement shares held in abeyance as of September 30, 2024.

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

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of September 30, 2024, or December 31, 2023, respectively.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented, excluding 1,745,000 pre-funded warrants with an exercise price of $0.001. The warrants outstanding as of September 30, 2024, are exercisable into 5,068,723 shares of Common Stock which had a fair value of $1.64 per share, based on the closing trading price on September 30, 2024, the last trading day prior to September 30, 2024. The aggregate intrinsic value of warrants outstanding as of September 30, 2024, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of September 30, 2024, was $0.2 million.

	Quantity of Warrants Outstanding as of
Description	September 30, 2024	December 31, 2023	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	279	279	$4,920.00	11/15/2026
Pre-IPO Class B Common Warrants	268	268	1,377.60	12/31/2024
IPO Warrants	12,320	12,320	1,680.00	8/17/2026
IPO Underwriter Warrants	535	535	1,932.00	8/17/2026
March 2023 Offering Series A Common Warrants	-	107,874	42.30	3/20/2028
March 2023 Offering Series B Common Warrants	-	107,874	42.30	7/20/2025
March 2023 Offering Placement Agent Warrants	7,549	7,549	57.94	3/16/2028
May 2023 PIPE Common Warrants	-	53,391	32.40	11/27/2028
May 2023 PIPE Placement Agent Warrants	3,736	3,736	42.84	5/23/2028
November 2023 Series A Common Warrants	-	247,196	9.7665	11/20/2028
November 2023 Series B Common Warrants	-	215,749	9.7665	3/20/2026
November 2023 Placement Agent Warrants	16,202	16,202	12.21	11/20/2028
May 2024 Series A Common Warrants	601,174	-	4.91	11/21/2029
May 2024 Series B Common Warrants	431,498	-	4.91	5/21/2026
May 2024 Placement Agent Warrants	36,144	-	6.45	11/21/2029
September 2024 PIPE Series A Common Warrants	1,912,569	-	1.58	3/18/2030
September 2024 PIPE Series B Common Warrants	1,912,569	-	1.58	3/17/2026
September 2024 PIPE Placement Agent Warrants	133,880	-	2.29	3/18/2030
Total warrants outstanding	5,068,723	772,973

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

As of September 30, 2024, there remain 26,675 shares reserved for issuance under the 2021 Plan, as amended.

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

•

Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding, which is calculated using the simplified method for stock-based awards granted to employees, as the Company has insufficient historical information to provide a basis for an estimate. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. As permitted under ASC 718, the Company has elected to use the contractual term as the expected term for certain non-employee awards, on an award-by-award basis.

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

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Grant date fair value	$1.60	$63.45	$4.78	$63.45
Risk-free interest rate	3.7%	3.9%	3.9%	3.9%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life in years	10.0	6.1	7.9	6.1
Expected volatility	102.8%	112%	106.7%	112%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

The following table summarizes the total stock-based compensation expense related to stock options included in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,677	$48,425	$246,637	$145,275
General and administrative	16,315	82,752	381,197	248,339
Total	$20,992	$131,177	$627,834	$393,614

Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2023	6,763	$609.81	7.8
Options granted	52,325	5.61	-
Options exercised	-	-	-
Options cancelled	(6,747)	607.99	-
Balance at September 30, 2024	52,341	$6.03	9.6

Options exercisable at September 30, 2024	3,124	$16.16	9.2

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

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on September 30, 2024, the last trading day prior to September 30, 2024, which was $1.64 per share. The intrinsic value of options outstanding and exercisable as of September 30, 2024, was zero.

As of September 30, 2024, total unrecognized compensation cost related to stock options was approximately $0.2 million and the weighted average period over which this cost is expected to be recognized is 2.6 years.

6. Commitments and Contingencies

Clinical Trials

During the fourth quarter of 2023, the Company initiated a Phase 3 clinical trial, STAR-1, which is expected to report top-line data in 2025. The total contract amount with the clinical research organization is approximately $7.0 million, which will extend from the fourth quarter of 2023 to the first half of 2025, and which has a 30-day termination notice period. As of September 30, 2024, the Company has recognized $4.7 million in expense for the STAR-1 trial.

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

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties. As of September 30, 2024, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2024.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

7. Subsequent Events

Subsequent to September 30, 2024, the Company has issued 363,000 shares of Common Stock related to the exercise of the September 2024 Pre-Funded Warrants, leaving 1,382,000 of the September 2024 Pre-Funded Warrants outstanding.

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

Our lead product candidate, DMT310, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne vulgaris, which has a U.S. market size of approximately 30 million diagnosed patients. We recently initiated a Phase 3 program of DMT310 in moderate-to-severe acne. Both studies will be double-blinded, randomized, placebo-controlled, and enroll up to 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (“IGA”) of acne, which are the same endpoints used in our Phase 2b study of DMT310 for moderate-to-severe acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly. The second Phase 3 study will be followed by a long-term extension study. We recently announced enrollment of 50% of the total expected patients in the STAR-1 study and we expect to have top-line results from the first Phase 3 study in the first quarter of 2025. Previously, DMT310 has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with DMT310 achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the DMT310 acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation.

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

We have a limited operating history. Since our inception, our operations have focused on developing DMT310 and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $68.8 million of gross proceeds from the sale of our debt and equity securities.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $3.2 million and $1.7 million for the three months ended September 30, 2024, and 2023, respectively, and our net losses were $9.1 million and $5.7 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $62.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

In July 2024, we reached the 50% patient enrollment milestone in the first of two Phase 3 clinical trials of DMT310 in moderate-to-severe acne. We expect to receive top-line results from the first Phase 3 trial, referred to as STAR-1, in the first quarter of 2025. Both Phase 3 studies will be double-blinded, randomized, placebo-controlled, and enroll up to 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne. Patients will be treated once a week for 12 weeks with either DMT310 or placebo and will be evaluated monthly.

ATM Agreement

In June 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright &Co., LLC (“HCW”), as sales agent, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $1,662,761 (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). In the nine months ended September 30, 2024, we sold 550,024 shares of common stock under the ATM Agreement, for net proceeds of $1.5 million, after deducting $0.1 million of compensation to HCW and other administration fees.

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

Results of Operations

Three Months Ended September 30, 2024, and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2024	2023	Difference
Operating expenses:
Research and development	$2,401,359	$902,977	$1,498,382
General and administrative	824,294	909,001	(84,707)
Total operating expenses	3,225,653	1,811,978	1,413,675
Losses from operations	(3,225,653)	(1,811,978)	(1,413,675)
Other income and expenses:
Interest income, net	52,497	92,767	40,270

Net loss	$(3,173,156)	$(1,719,211)	$(1,453,945)

Research and Development Expenses

Research and development expenses increased by $1.5 million from $0.9 million for the three months ended September 30, 2023, to $2.4 million for the three months ended September 30, 2024. The increase in research and development expenses in the third quarter of 2024 as compared to the same period in 2023 resulted from $1.8 million of increased clinical expenses from the DMT310 STAR-1 acne study initiated in late 2023, offset by $0.3 million of decreased chemistry, manufacturing, and controls, or CMC, expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million from $0.9 million for the three months ended September 30, 2023, to $0.8 million for the three months ended September 30, 2024. The decrease in general and administrative expenses in the third quarter of 2024 as compared to the same period of 2023 resulted from $0.1 million in decreased insurance costs.

Other Income and Expenses

Other income and expenses decreased by $40,270 from $92,767 for the three months ended September 30, 2023, to $52,497 for the three months ended September 30, 2024. The decrease in interest income resulted from less cash and cash equivalents available for earning interest income.

Nine Months Ended September 30, 2024, and 2023

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Difference
Operating expenses:
Research and development	$6,011,201	$2,934,541	$3,076,660
General and administrative	3,301,753	2,887,533	414,220
Total operating expenses	9,312,954	5,822,074	3,490,880
Loss from operations	(9,312,954)	(5,822,074)	(3,490,880)
Other income and expenses:
Interest expense, net	176,431	161,357	15,074

Net loss	$(9,136,523)	$(5,660,717)	$(3,475,806)

Research and Development Expenses

Research and development expenses increased by $3.1 million from $2.9 million for the nine months ended September 30, 2023, to $6.0 million for the nine months ended September 30, 2024. The increase in research and development expenses resulted from $4.0 million of increased clinical expenses from the DMT310 STAR-1 acne study initiated in late 2023, offset by $0.7 million of decreased chemistry, manufacturing, and controls, or CMC, expenses and $0.2 million of decreased non-clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million from $2.9 million for the nine months ended September 30, 2023, to $3.3 million for the nine months ended September 30, 2024. This increase resulted from $0.5 million of increased audit fees as well as $0.1 million of increased stock-based compensation, offset by $0.2 million of decreased insurance costs.

Other Income and Expenses

Other income and expenses increased by $15,074 from $161,357 for the nine months ended September 30, 2023, to $176,431 for the nine months ended September 30, 2024. The increase in interest income resulted from interest rate increases.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2024	2023
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(8,249,332)	$(5,261,626)
Financing activities	$6,954,949	$5,651,815
Increase (decrease) in cash and cash equivalents	$(1,294,383)	$390,189

Operating activities

Cash used in operations of $8.2 million for the nine months ended September 30, 2024, was the result of the net loss of $9.1 million, offset by increases in non-cash stock-based compensation of $0.6 million and increases in accrued expenses of $0.3 million.

Cash used in operations of $5.3 million for the nine months ended September 30, 2023, was the result of the net loss of $5.7 million, offset by non-cash stock-based compensation of $0.4 million.

Financing activities

Cash provided by financing activities of $7.0 million for the nine months ended September 30, 2024, was the result of the September 2024 PIPE financing which raised net proceeds of $3.1 million, sales of the Company’s shares through the ATM Agreement which raised net proceeds of $1.5 million during the third quarter of 2024, and the May 2024 warrant inducement financing which raised net proceeds of $2.3 million.

Cash provided by financing activities of $5.7 million for the nine months ended September 30, 2023, was the result of $4.2 million of net proceeds received from the issuance of Common Stock and warrants issued in the March 2023 Offering, as well as $1.5 million of net proceeds received from the May 2023 Offering.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of September 30, 2024, our cash and cash equivalents totaled $6.1 million, and we had an accumulated deficit of $62.5 million. For the nine months ended September 30, 2024, and the year ended December 31, 2023, we used cash of $8.2 million and $6.4 million, respectively, in operations. We expect our cash resources to fund operations into the second quarter of 2025. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to complete the Phase 3 studies for DMT310 for the treatment of acne, continue development of DMT310, and to pursue in-licenses or acquisitions of other drug candidates. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance future operations, we are developing plans to mitigate this risk, which may consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we may be forced to make significant reductions in our operations and the pursuit of our growth strategy. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and activities which could adversely affect our business prospects, or we may be unable to continue operations.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. No material changes to such risk factors have occurred during the quarter ended September 30, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a) None.

(b) None.

(c) During the fiscal quarter ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of September 2024 PIPE Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

4.2	Form of September 2024 PIPE Series A/Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

4.3	Form of September 2024 PIPE Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

10.1	Form of September 2024 PIPE Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

