Form 10-K
period 2024-12-31
Dermata Therapeutics, Inc.
filed 2025-03-17
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 28, 2024, was approximately $1.6 million.

As of March 11, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 5,430,648.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DERMATA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

•

Impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration;

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished

PART I

ITEM 1. BUSINESS

All references in this report to “Dermata,” the “Company,” “we,” “us,” or “our” mean Dermata Therapeutics, Inc. unless stated otherwise or the context otherwise indicates.

Overview

We are a late-stage medical dermatology company focused on identifying, developing, and commercializing innovative pharmaceutical product candidates for the treatment of medical skin diseases and aesthetic applications we believe represent significant market opportunities.

Dermatological diseases such as acne vulgaris (or acne), psoriasis vulgaris (or psoriasis), hyperhidrosis, and various aesthetic indications, affect millions of people worldwide each year which may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for these indications on the market, we believe that most have significant drawbacks, including underwhelming efficacy, cumbersome application regimens and varying negative side effects, all of which we believe lead to decreased patient compliance. A majority of these indications are first treated with topical therapies, however, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction. This is primarily due to slow and modest response rates, early tolerability issues, once or twice daily application schedules and long duration of therapy. Given the limitations with current topical therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for topical products that satisfy their dermatological and lifestyle needs.

Our two product candidates, XYNGARI™ (formerly DMT310) and DMT410, both incorporate our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions. Our Spongilla technology is derived from a naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a powder that is mixed with a fluidizing agent immediately prior to application to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these environmental conditions, the proprietary harvesting protocols developed with our exclusive supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical components as well as the chemical components of the sponge to create a product candidate with multiple mechanisms of action for the treatment of inflammatory skin diseases and aesthetic applications.

We believe our Spongilla technology platform will enable us to develop XYNGARITM as either a single, stand-alone agent, or used together with other dermatology products to target the topical delivery of chemical compounds into the dermis for a variety of dermatology indications. We believe the combination of Spongilla’s mechanical and chemical components (which we believe have demonstrated, in-vitro, anti-microbial and anti-inflammatory properties), add to the versatility of our Spongilla technology platform’s effectiveness as a singular product, in the treatment of a wide variety of medical skin diseases like acne and psoriasis. We also believe the mechanical properties of our Spongilla technology allows for the intradermal delivery of a variety of large molecules, like botulinum toxins, monoclonal antibodies, or dermal fillers, to targeted treatment sites, through topical application without the need for needles.

Our lead product candidate, XYNGARI™, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne, which has a U.S. market size of approximately 30 million patients seeking treatment. In November 2024, we completed patient enrollment in the first of two planned Phase 3 clinical trials of XYNGARI™ in moderate-to-severe acne. We expect to receive top-line results from the first Phase 3 trial in March 2025. Each Phase 3 study will be double-blind, randomized, placebo controlled, and enroll over 500 patients with moderate to severe acne, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne. Patients will be treated once a week for 12 weeks with either XYNGARI™ or placebo and will be evaluated monthly. As requested by the FDA, the second Phase 3 study will be followed by an extension study to follow patients for a 12-month total treatment period.

Previously XYNGARI™ has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with XYNGARI™ achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the XYNGARI™ acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation upon our receipt of adequate funding.

XYNGARI™ consists of two grams of powder processed from the naturally grown freshwater sponge, Spongilla lacustris. The patient mixes the powder with a fluidizing agent (3% hydrogen peroxide) immediately prior to application to form an easy-to-apply paste. The paste is applied like a mud mask and is left on the skin for approximately ten to fifteen minutes, after which time it is washed off with water. Due to the unique combination of XYNGARI™’s mechanical components and chemical components, and based on our Phase 2 acne data, we believe patients will only need to apply XYNGARI™ once weekly to produce the desired treatment effect. The mechanical components of the Spongilla powder consist of many microscopic siliceous, needle-like spicules that, when massaged into the skin, penetrate the stratum corneum (the skin’s outermost protective layer) and create microchannels into the dermis where pro-inflammatory cytokines and bacteria reside. We believe that the penetration of the spicules also leads to the opening of microchannels, which allow oxygen to enter pilosebaceous glands, helping to kill C. acnes, which grow in an anaerobic (without oxygen) environment (C. acnes are the bacteria that cause inflammatory lesions in acne patients). The spicules also cause turnover of the top layer of dead skin, thereby increasing collagen production resulting in skin rejuvenation. Additionally, we believe the newly created microchannels provide a conduit for XYNGARI™’s naturally occurring chemical compounds to be delivered to the dermis and pilosebaceous glands, helping to kill the C. acnes and reduce inflammation. In addition to anti-microbial compounds, XYNGARI™ also appears to have anti-inflammatory chemical compounds, as demonstrated during in vitro experiments, that inhibit inflammation through the reduction of C.acnes stimulated IL-8 production and by inhibiting IL-17A and IL-17F expression in human cell lines. Also, during in vitro studies of XYNGARI™’s organic compounds, we observed the inhibition of the lipogenesis of sebocytes, which may translate to a reduction in sebum (an oily and waxy substance produced by the human body’s sebaceous glands) production and the oiliness of the skin in patients, which was observed by a number of clinical investigators in our Phase 2 acne studies. We believe the combination of these biological and mechanical effects could be important factors in treating multiple inflammatory skin diseases, as seen in our clinical trials.

Our second product candidate utilizing our Spongilla technology is DMT410. DMT410 is intended to consist of one treatment of our proprietary sponge powder followed by one topical application of botulinum toxin for delivery into the dermis. Currently, botulinum toxin is only approved to be delivered to the dermis by intradermal injections, which can be painful for the patient and time-consuming for the physician. However, we believe DMT410’s ability to topically deliver botulinum toxin into the dermis could have similar levels of efficacy to existing delivery techniques, with fewer tolerability issues, and a quicker application time, possibly replacing the need for intradermal injections. We first tested DMT410 in a Phase 1 POC trial in primary axillary hyperhidrosis patients where we observed 80% of patients achieving a reduction in gravimetric sweat production greater than 50% four weeks after a single treatment. With almost 40% of the hyperhidrosis market currently being treated with intradermal injections of botulinum toxin, we believe there could be significant opportunity for DMT410 to break into this market and replace intradermal injections of botulinum toxin. Based on DMT410’s ability to effectively deliver botulinum toxin to the dermis as observed in the Phase 1 axillary hyperhidrosis trial, we also conducted a Phase 1 POC trial of DMT410 for the treatment of multiple aesthetic skin conditions, including reduction of pore size, sebum production, and fine lines, among others. In November 2021, we announced top-line results from this trial, where we saw promising data that we believed warranted further investigation of DMT410.

On January 17, 2025, we entered into a Clinical Trial Collaboration Agreement (the “Clinical Trial Agreement”) with Revance Therapeutics, Inc., who recently merged with Crown Laboratories, (“Revance”), pursuant to which we in collaboration with Revance intend to conduct a multi-center Phase 2 clinical trial to evaluate the topical application of XYNGARI™, with DAXXIFY® (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A, for the treatment of axillary hyperhidrosis (the “Trial”).

Application of XYNGARI™

Image 1: The Spongilla is processed into a fine powder and packaged into 2g pouches with a 6mL bottle of 3% H2O2 (hydrogen peroxide). Once per week, patients mix the powder with hydrogen peroxide, and massage the mixture onto their skin; after 10-15 minutes the product is easily removed with water.

We believe that the current medical and aesthetic dermatology landscape lacks innovative treatment options, with new treatments predominantly being the introduction of reformulations or combinations of old molecules. We believe this lack of innovation provides an ideal opportunity for us to change how patients treat their skin conditions. With our anticipated once weekly treatment schedule and product candidate derived from a natural source, we believe we can become a leader in the space that may improve patient compliance with minimal side effects and a rapid time to treatment effect, as seen in our multiple clinical trials in acne, psoriasis, hyperhidrosis and aesthetic conditions. If we can successfully develop our product candidates, receive FDA approval, develop a concentrated prescribing base of dermatologists, and utilize our management’s prior experience, we believe we have the ability to build a commercial organization to develop and commercialize treatment options in our core areas of focus within the dermatology space.

Our Clinical Development Pipeline and Product Candidates

Our clinical development pipeline currently consists of XYNGARI™ and DMT410, each in development for multiple skin diseases and conditions. In the accompanying section we will describe each product candidate, its benefits, and our market strategy for each product candidate. The dates reflected in the below table and sections are estimates only, and there can be no assurances that the events included in the below table or sections will be completed on the anticipated timeline presented, or at all.

XYNGARI™

Moderate-to-Severe Acne. In December 2023, we began enrolling patients in the first of two Phase 3 clinical studies of XYNGARI™ for the treatment of moderate-to-severe acne, entitled the Spongilla Treatment of Acne Research (STAR-1) study. Each study will be double blind, randomized, placebo controlled, and enroll over 500 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints will include the absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne as were used in our XYNGARI™ Phase 2b acne study. Patients will be treated once a week for 12 weeks with either XYNGARI™ or placebo and will be evaluated monthly. In November 2024, we completed enrollment of the STAR-1 study with a total of 520 patients. The STAR-1 Phase 3 study is expected to have top-line results in the March of 2025.Previously, we completed a randomized, double-blind, multicenter, placebo-controlled Phase 2b clinical trial of XYNGARI™ for the once weekly treatment of moderate-to-severe acne. XYNGARI™ showed statistically significant improvement versus placebo for all three endpoints (inflammatory lesion counts, non-inflammatory lesion counts, and IGA), after only four topical treatments and continued to statistically separate from placebo through the end of study at week 12. We believe these results from once weekly applications may favorably position XYNGARI™ as a first-in-class product in the market for the treatment of moderate-to-severe acne, if approved.

Mild-to-Moderate Psoriasis. In October 2021, we completed a Phase 1b POC trial of XYNGARI™ for the once weekly treatment of mild-to-moderate psoriasis. Plaque psoriasis is a chronic, inflammatory skin disease that comprises approximately 80% of the psoriasis market as of 2019, according to Fortune Business Insights Market Research Report, a majority of patients have mild-to-moderate disease which makes them less likely to receive an approved biologic treatment, that are only indicated for patients with moderate to severe disease, as a first line therapy. Due to the large population of patients who suffer from mild-to-moderate psoriasis, and lack of effective topical therapies for more mild disease, we believe there is a large unmet need for an effective topical product with limited side effects. Based on the data in our Phase 1b POC trial, the in-vitro data of XYNGARI’s™ reduction of IL-17A and IL-17F, and the anti-inflammatory effects we observed in its Phase 2b trial for acne, we believe XYNGARI™ may be used as a first-line therapy for patients suffering from mild-to-moderate psoriasis who are not candidates for biologic treatments. In October 2021, we announced top-line results from our Phase 1b POC trial of XYNGARI™ for the treatment of 30 mild-to-moderate patients with psoriatic lesions covering between 2% to 30% of their body surface area. Patients were treated with XYNGARI™ once a week for 12 weeks. Based on the efficacy, safety and tolerability profile observed in the POC trial, we initiated additional work to better inform our clinical trial design prior to moving into a larger Phase 2, placebo-controlled, clinical trial. We plan to continue development of XYNGARI™ for the treatment of psoriasis upon the acquisition of additional financial resources to support such development.

DMT410

We are developing the second product candidate from our Spongilla platform, DMT410, for the topical treatment of skin diseases and aesthetic conditions typically treated with multiple intradermal injections of botulinum toxin. Currently, botulinum toxin must be intradermally injected multiple times to successfully deliver enough botulinum toxin to produce the desired effect in the desired treatment area. While injections are effective for many different diseases and aesthetic conditions, they limit botulinum toxin’s use for additional conditions where injections, especially intradermal injections, are difficult, painful, or otherwise not viable. Some of these conditions include hyperhidrosis, acne, acne scars, and various aesthetic indications, of which DMT410 could be a viable treatment option. DMT410’s treatment regimen uses one application of our XYNGARI™ followed by one topical application of botulinum toxin. The Spongilla powder is mixed with a fluidizing agent and is massaged into a patient’s treatment area by the treating physician to enhance spicule penetration to create microchannels into the dermis. After 10 to 15 minutes, the physician removes the Spongilla mask with water. The physician then expresses botulinum toxin from a syringe in precise amounts and onto the patient’s skin. The botulinum toxin is then massaged into the treatment area to take advantage of the microchannels created by the Spongilla’s spicules, which allows the botulinum toxin to penetrate the stratum corneum and enter the dermis. We believe this treatment application will enable the topical delivery of botulinum toxin into the dermis for the treatment of a variety of medical diseases, including for the treatment of hyperhidrosis, acne, and acne scars, as well as improving the skin’s luminosity, brightness, and reducing pore size and count, fine lines, and sebum production. We believe DMT410’s topical delivery of botulinum toxin can greatly increase market opportunities for botulinum toxin due DMT410’s needle-free application, targeted intradermal delivery, thus potentially expanding the aesthetic market for botulinum toxin.

To date, we have completed an open-label Phase 1b POC clinical trial of DMT410 for the treatment of axillary hyperhidrosis and an open-label Phase 1b POC clinical trial in multiple aesthetic skin conditions. The Phase 1b POC trial for axillary hyperhidrosis consisted of 10 patients receiving one treatment of DMT410 to each axilla. Four weeks after one treatment with DMT410, patients exhibited a reduction in sweat production. The clinical endpoints for this trial included (i) percent of patients with greater than 50% reduction in gravimetrically measured sweat production from baseline, (ii) percent of patients with gravimetric sweat production less than 50mg, and (iii) percent change in gravimetric sweat production. Four weeks after one treatment with DMT410, 80% of patients experienced a decrease in gravimetric sweat production greater than 50%, 85% of patients recorded gravimetric sweat production of less than 50mg, and patients had an average decrease in gravimetric sweat production of 75% from baseline. We believe these results demonstrate that DMT410 may aid in the topical delivery of botulinum toxin into the dermis for a treatment effect similar to multiple (estimated 15-20) intradermal injections of botulinum toxin. With DMT410, we believe botulinum toxin may be applied topically to penetrate the skin into the dermis without the need for multiple injections.

We also completed an open-label, ten (10) patient, Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions (pore size, Global Aesthetic Improvement, brightness, luminosity, sebum production, fine lines, glabellar lines, forehead lines, and lateral canthal lines) and announced topline results in November 2021. In our Phase 1b POC trial of DMT410, patients received one treatment of DMT410 and were evaluated every four weeks for a total duration of 16 weeks to determine DMT410’s safety and tolerability profile, effectiveness, and its duration of treatment effect. We announced top-line results in November 2021, where we observed an improvement in many of the trial’s endpoints. At week 8, 80% of patients had at least a 25% improvement in their Global Aesthetic and 60% of patients had a 25% improvement in pore size. Also at week 8, 90% of patients had at least a one-point improvement in luminosity and 60% of patients had at least a one-point improvement in brightness. These physicians graded results were supported by objective analysis provided by Canfield Scientific’s VISIA and PRIMOS visual analysis camera systems.  Based on these results, we continue to actively discuss partnership opportunities with botulinum toxin companies to continue development of DMT410 in a larger placebo-controlled Phase 2 trial where we can study multiple doses of botulinum toxin applied to the entire face. We believe these results, combined with our results in hyperhidrosis, clearly demonstrate how DMT410’s combination regimen could greatly expand the potential indications for botulinum toxins for aesthetic skin conditions, as well as other dermatologic skin diseases such as hyperhidrosis, acne, or acne scars.

In January 2025, we entered into the Clinical Trial Agreement with Revance pursuant to which we in collaboration with Revance intend to conduct a multi-center Phase 2 clinical trial to evaluate the topical application of XYNGARI™, with DAXXIFY® (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A, for the treatment of primary axillary hyperhidrosis. Under the Clinical Trial Agreement, we intend to sponsor, conduct, and fund a Phase 2a clinical trial to evaluate the safety, tolerability and preliminary efficacy of XYNGARI™ and DAXXIFY® versus XYNGARI™ and placebo in patients with moderate-to-severe axillary hyperhidrosis for 16 weeks. The axillary hyperhidrosis trial is anticipated to be randomized (1:1:1:1), double-blind, dose-ranging, placebo-controlled, and intends to enroll approximately 48 patients across sites in the United States. The endpoints are anticipated to be (i) the percent of patients with greater than 50% reduction in gravimetrically measured sweat production from baseline, (ii) the percent of patients with gravimetric sweat production less than 50mg, and (iii) the mean absolute change from baseline in gravimetrically measured sweat production. Patients are anticipated to be evaluated at four regular intervals. Under the Clinical Trial Agreement, Dermata and Revance will form a joint development committee to facilitate communications between the parties related to the Trial.

There can be no assurance that XYNGARI™ or DMT410 will receive FDA approval for any of the foregoing indications.

Our Strategy

We plan on in-licensing, developing and commercializing differentiated medical and aesthetic dermatology product candidates for the treatment of various skin diseases and conditions, which we believe have significant unmet needs in the market. The key components of this strategy are as follows:

•

Complete development and regulatory approval of XYNGARI™ for acne. We initiated the first of two STAR-1 Phase 3 clinical studies of XYNGARI™ for the treatment of moderate-to-severe acne in December 2023 and completed enrollment of the STAR-1 Phase 3 trial in November 2024. We expect to receive top-line results from the STAR-1 trial in March of 2025. If the results of the STAR-1 trial are positive, in 2025, we plan on initiating the second XYNGARI™ Phase 3 clinical trial entitled STAR-2, followed by a long-term extension study as requested by FDA. We also plan to initiate the FDA required dermal carcinogenicity studies in rats and the repeat dose dermal toxicity study in minipigs.  Assuming positive results from the Phase 3 program, we plan on submitting a New Drug Application (NDA) to FDA approximately 6 months after completion of the studies.

•

Explore mutually beneficial partnership opportunities for our XYNGARI™ program. If we receive positive results from our XYNGARI™ STAR-1 Phase 3 trial, we will look for a partner that may be interested in helping Dermata complete the development of the XYNGARI™ Phase 3 program, with the ultimate goal to commercialize XYNGARI™. If we are unable to find a mutually beneficial partner for the XYNGARI™ program, then we plan to continue the development program and prepare to file an NDA with FDA.

•

Expand on the mutually beneficial partnership with Revance for our DMT410 program in hyperhidrosis and aesthetic skin conditions. In January 2025, we entered into a Clinical Trial Collaboration Agreement with Revance to explore the use of XYNGARI™ with DAXXIFY® for the topical treatment of axillary hyperhidrosis in a Phase 2a clinical trial. If successful, we will look to expand on the partnership with Revance in other indications.

•

Complete a Phase 2 trial of XYNGARI™ for the treatment of psoriasis. In October 2021, we announced top-line results of our Phase 1b POC trial in patients with mild-to-moderate psoriasis. We believe the results of this POC study warrant further development of XYNGARI™ for the treatment of psoriasis. If successfully developed and commercialized, we believe XYNGARI™ would be the first once weekly topical product available to treat psoriasis. The XYNGARI™ program for psoriasis is currently on hold with further advancement subject to obtaining additional financing and/or a strategic partner.

8

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

•

Maximize the value of our portfolio by partnering with companies who can assist with commercializing our product candidates in territories throughout the world. We plan to explore partnerships with companies throughout the world who have established commercial organizations focused on dermatologists.

•

Further strengthen our intellectual property portfolio, path to new chemical entity, or NCE, exclusivity, raw material supply and advance our regulatory filings. We plan to continue to strengthen our IP portfolio for XYNGARI™ and DMT410, seek NCE exclusivity for XYNGARI™, maintain our exclusive supply agreement for our raw material requirements, and continue to protect our proprietary information. We believe these activities will be our primary competitive advantages if our product candidates receive regulatory approval.

The dates reflected in the foregoing are estimates only, and there can be no assurances that the events included will be completed on the anticipated timeline presented, or at all. Further, there can be no assurance that we will be successful in the development of XYNGARI™ or DMT410, or any other product candidate we may develop in the future, or that XYNGARI™ or DMT410, or any other product candidate we may develop in the future, will receive FDA approval for any indication.

Dermatology Market Overview

We are currently focused on the medical and aesthetic dermatology markets, which include multiple common and undertreated skin diseases and conditions such as acne, psoriasis, hyperhidrosis, and multiple aesthetic skin conditions, some with no currently approved products, including the reduction of fine lines, pore size, sebum production and improvement in luminosity and overall skin quality. We believe these diseases and conditions cause significant negative impacts on patients’ quality of life, including physical and emotional trauma and social stigmatism, causing patients to constantly seek better treatment options to help improve their conditions. We also believe these markets have not experienced the same level of development and advances as other markets, as there have been few innovative topical products recently approved other than reformulations or combinations of existing compounds. We believe our product candidates will be well situated within the market and offer innovative solutions to the underserved medical and aesthetic dermatology markets.

The U.S. medical dermatology market has experienced significant growth in recent years based on the new treatment options and greater patient access to care. Based on current market data, the U.S. medical dermatology market was valued at over $8.3 billion dollars in in 2024 and estimated to be worth over $9.2 billion by 2028.

The American Society of Plastic Surgeons estimates that over 25 million minimally invasive cosmetic procedures were performed in the U.S. in 2023 of which about 9.5 million used botulinum toxin. There are many factors that continue to drive growth in the aesthetics dermatology market such as greater patient acceptance, including from younger patients, and the discretionary cash that patients are willing to spend on aesthetic skin care. We also believe patients have a growing willingness to pay out-of-pocket for effective skin treatments to achieve their desired personal aesthetic look, which further supports the demand and pricing in those markets.

Based on the foregoing, we believe the dermatology market, both aesthetic and medical, offer a low-cost commercialization opportunity compared to many other prescription-based specialty markets, due to the relatively small number of specialists in the dermatology field. According to the American Academy of Dermatology, in 2023 there were approximately 11,000 dermatologists in the U.S., and we plan to target a subset of these dermatologists, who are larger prescribers of competitive products and who treat a large percentage of patients with our approved indications. We believe the combination of prescription based and cash-pay based product lines is an attractive business opportunity, as it incorporates multiple aspects of the dermatology market that move independent of the greater healthcare market.

Background of Our Spongilla Technology

Spongilla Lacustris Overview

Spongilla lacustris, or Spongilla, is a freshwater sponge from the Spongillidea family that grows in freshwater rivers and lakes in commercial quantities in select regions of the world. It becomes dormant during the winter months and regrows each year to growth forms ranging from encrusting, to digitate, to branched, depending on its habitat’s growth conditions. While it grows in many parts of the northern hemisphere, there are only certain locations where it grows in the quantities and of the quality to viably support a commercial pharmaceutical product. One such location is the Volga River in central Russia, where we have signed an exclusive supply agreement with one of the larger known suppliers of Spongilla raw material for XYNGARI™, which we believe provides us with a reliable source of our supply of Spongilla raw material for the foreseeable future. Traditionally, locals would harvest small amounts of Spongilla for its perceived medicinal properties and use it as a folk medicine to treat a variety of inflammatory conditions, including arthritis. Over the last 22 years, our exclusive supplier has refined its harvesting methods and procedures and is now capable of supplying a high-quality raw material that meets our release criteria, year-over-year. Our supplier has the capacity to collect and process large quantities of Spongilla per year. We believe our supplier will be able to supply raw material in the quantities and of the quality necessary to support our clinical and commercial needs. Since entering into the exclusive supply agreement, we have consistently been able to order and receive quantities of raw material to support our ongoing development activities and prepare batches for filing of an NDA.

The traditional use of Spongilla in Russia has provided a large amount of safety data. In 2003, the Russian Ministry of Health indicated that Spongilla had been used by over one million people per year, with few reported safety issues. In 2017, we submitted this safety information, along with various other publications and non-clinical studies, in an Investigational New Drug, or IND, application to the FDA’s Division of Dermatology and Dental Products with reference to the FDA’s Botanical Drug Development Guidance for Industry, or Botanical Guidance. This submission enabled the FDA to approve our IND for XYNGARI™, allowing us to proceed directly into a Phase 2 clinical trial in patients due in part to this historical human exposure. In 2023, the FDA also confirmed that XYNGARI™ would be filed under a NDA. While we are still required to complete certain non-clinical and pharmacokinetic studies prior to filing an NDA, we were able to strategically conserve resources while gathering human clinical efficacy and safety data prior to completing such work. We have since completed an End of Phase 2 Meeting with the FDA which provided us the approval to move into our first ongoing Phase 3 study and provided the framework necessary to file an NDA.

Spongilla’s Multiple Mechanism of Actions

The unique properties of Spongilla lacustris not only allows us to reference the FDA’s Botanical Guidance, but also helps ensure the sustainable regrowth of sufficient supply of raw material each year. While Spongilla is technically a part of the animal kingdom, it grows and acts more similarly to a plant in that it can completely regenerate every year, even in harsh environmental conditions. In addition to causing a regrowth of the sponge each year, the harsh environmental conditions in which the sponge lives help contribute to our Spongilla technologies’ multiple mechanisms of actions. Based on knowledge gained from over 22 years of harvesting Spongilla, our supplier can recognize the necessary environmental conditions and Spongilla characteristics to ensure optimal raw material harvest, maximizing the probability that the raw material contains the necessary properties for an effective pharmaceutical product. These properties include both mechanical and chemical components that are naturally occurring parts of the sponge raw material and contribute to our Spongilla technology’s mechanisms of action in the treatment of skin diseases and conditions.

The mechanical components of XYNGARI™ come from the Spongilla’s skeletal structure, which is made up of siliceous spicules that are bound together by organic material, as seen in Image 2 below. These spicules are smooth, rod-like shapes which come to a point on each end, and if the Spongilla is harvested under our specified environmental conditions, the spicules can average between 150-300 micrometers in length and about 10-15 micrometers in diameter. While there are other species of freshwater and marine sponges, many of their spicules can be covered in barbs or hooks, as seen in Image 3, which we believe would get stuck in the skin or contain spicules that are blunt on each end, making skin penetration difficult.

Image 2: Siliceous Spicules Present in Spongilla

Image 3: Sponge Spicules

After harvesting and further processing in the U.S., the form and size of our spicules make them the ideal mechanism to penetrate the stratum corneum, the skins barrier, and temporarily create a micro-channel into the dermis without penetrating subcutaneous tissue, where the larger blood vessels are located. These newly created microchannels temporarily open the skin’s barrier to allow for the targeted delivery of large and small chemical compounds into the dermis. Most topically applied products currently contain penetration enhancers that help force the active molecule through the stratum corneum and into the dermis, such as Dimethyl Sulfoxide (DMSO). However, DMSO is only able to help smaller molecules penetrate and is usually unable to aid larger molecules, such as botulinum toxin, in topical delivery. These penetration enhancers can also cause unwanted side effects such as dry skin or garlic like taste, breath, and body odor. We believe our Spongilla technology is differentiated by enabling the delivery of both small and large molecules through topical application with less irritation and side effects than other topically applied products.

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

FDA Botanical Drug Development Guidance for Industry

Most currently approved topical dermatology products are reviewed solely by the FDA’s Office of Dermatology and Dental Products and follow a standard approval pathway. However, due to our lead product candidate, XYNGARI™, being derived from a natural source, it will be reviewed by the FDA Office of Dermatology and Dental Products with input from the FDA Botanical Review Division. While Spongilla is not a botanical, the FDA has allowed us to reference the Botanical Guidance for raw material quality control and batch to batch consistency through development and into commercialization. We believe our ability to reference the Botanical Guidance and receive input from the Botanical Review Division on XYNGARI™ provides us with key advantages in XYNGARI’s™ regulatory pathway to approval, if achieved. These advantages include being able to move into human clinical studies upon the FDA’s acknowledged receipt of our IND letter and subsequent study may proceed, saving us substantial financial resources to achieve human clinical data. Additionally, while we believe that our sponge contains multiple active chemical compounds, based on our regulatory analysis of the feedback from the FDA and the Botanical Guidance, we believe we are only required to provide identifiable and quantifiable active components to show quality control and batch to batch consistency. We believe this will make it more difficult for potential competitors to replicate XYNGARI™ due to their inability to know every component of our product candidate and to show their product is similar in its composition. Thus, we believe a competitor with a similar product or product candidate would have to follow all the manufacturing, development, and regulatory steps we must complete for FDA approval. However, there can be no assurance that we successfully navigate the development of XYNGARI™ or that XYNGARI™ will receive FDA approval.

Our Product Candidates

XYNGARI™

Our lead product candidate, XYNGARI™, is a unique, once weekly, naturally derived topical product, first being developed for the treatment of moderate-to-severe acne, or acne. It is derived from freshwater Spongilla lacustris, or Spongilla, which grows under certain environmental conditions in select locations throughout the northern hemisphere. Our Spongilla raw material is harvested by our exclusive partner in Russia abiding by strict protocols based on our supplier’s 22 years of experience and our expertise in an ideal pharmaceutical product. The result of these strict protocols is a consistent chemical structure that is reproducible year after year, which is critical in producing a material able to be used in a pharmaceutical product. After harvesting, the Spongilla is shipped to our manufacturing facility in the U.S. for further processing into a uniform powder before being packaged into sachets. Immediately prior to treatment the patient will mix the powder with a diluent (hydrogen peroxide) to form a paste, which the patient can then apply to the treatment area to treat the multiple facets of their disease. XYNGARI™ utilizes the Spongilla’s mechanical spicules to help resurface a patient’s skin while also creating microchannels through the stratum corneum to allow the penetration of the Spongilla’s naturally created organic compounds to help treat various skin diseases. We believe these organic compounds can travel through the newly created microchannels into the dermis and sebaceous glands where both inflammatory and non-inflammatory acne lesions originate. XYNGARI™ targets treatment of the multiple facets of acne by combining the substantial mechanical and chemical activity of Spongilla into an easy to apply product that only needs to be applied once weekly. If approved by the FDA, we believe the combination of the mechanical and chemical properties of XYNGARI™ has the potential for a more rapid time to treatment effect with fewer treatments, less side effects, and better tolerability than other currently marketed topical acne products.

XYNGARI™ for Treatment of Acne

Market Opportunity. Acne is characterized by areas of scaly red skin, non-inflammatory blackheads and whiteheads, inflammatory lesions, papules, and pustules and occasionally cysts and scarring that occur on the face, neck, chest, back, shoulders, and upper arms. It affects approximately 50 million people in the U.S., with an estimated 32.6 million diagnosed cases in the U.S. in 2023, with about 85% of teenagers in the U.S. experiencing some form of acne. The U.S. prescription acne market had approximately $2.6 billion in prescription pharmaceutical sales in 2016 and is expected to reach approximately $3.8 billion in 2026 according to GlobalData Inc. market data.

Most patients experience some form of acne during their teenage years and for some, their acne may diminish over time, or at least tends to decrease by age 25. There is, however, no way to predict how long it will take for acne to disappear entirely, with some individuals suffering from acne well into their 30s, 40s and beyond. While not life-threatening, acne causes significant trauma for those suffering from it due to social stigmas, substantial risk of permanent facial scarring, lowered self-esteem and social withdrawal. Therefore, we believe early and aggressive treatment with an effective, once weekly, topical product may lessen the overall long-term impact of this disease and may lead to an increase in a patient’s quality of life.

Due to acne’s negative impact on a patient’s quality of life and negative impact on facial aesthetic, patients suffering from acne tend to be highly motivated to treat their acne and we believe willing to pay more out-of-pocket for higher priced and highly effective treatment, like XYNGARI™. It is our belief that patients seeking an easy to use and effective topical product will tolerate less favorable reimbursement rates than for other prescription products for other indications, allowing for favorable pricing if we are able to eventually obtain approval for and successfully commercialize XYNGARI™ for acne. Furthermore, if approved, we believe that XYNGARI™ natural characteristics may allow us to expand our addressable acne market to include those patients who value using naturally derived products, such as XYNGARI™.

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

Our Solution for Moderate-to-Severe Acne. If approved, we believe XYNGARI’s™ once weekly application regimen and apparent rapid treatment effect will increase patient compliance, potentially increasing the likelihood of improved acne results. Using our multifaceted, once weekly Spongilla treatment technology, we are developing XYNGARI™ to create a paradigm shift in how acne is treated by dermatologists by attempting to make XYNGARI™ the preferred treatment option for all acne patients. We have designed XYNGARI™ to treat the multiple factors of acne while also attempting to increase patient compliance through ease of use and acceptable tolerability profile.

If approved, we believe XYNGARI™ has the potential to remedy many of the negative characteristics associated with current topical therapies for moderate-to-severe acne, including cumbersome treatment regimens, negative side effects (including burning, stinging, itching or dryness, which may occur as early as the first treatment and continue daily thereafter), and delayed time to effectiveness (which may take up to eight weeks). XYNGARI™ is designed to be applied only once a week, rather than once or twice a day. We believe a once weekly schedule may be conducive to high patient compliance as it is less onerous for the patient. In addition, in our Phase 2b acne trial, on average, patients experienced an approximately 45% reduction in inflammatory acne lesions after just four treatments, with continued improvement of up to 62% reduction of inflammatory lesions at 12 weeks. Further, approximately 90% of patients had no, or mild, tolerability issues at the end of the 12-week trial and no patients experienced any severe tolerability issues.

In addition, in our Phase 2b trial we observed that XYNGARI™ started showing a statistically significant difference from placebo for all three endpoints after just four treatments while also having a rapid reduction on inflammatory and non-inflammatory lesions. We believe this rapid visible response encouraged patients to continue to comply with the once weekly application schedule leading to a continued reduction in their lesions until the end of trial at week 12. Thus, we believe that a topical product that only needs to be applied once weekly with a quicker time to perceived treatment effect and fewer tolerability issues may result in greater treatment success due to improved patient compliance leading to loyal and repeat users.

XYNGARI™ for the Treatment of Mild-to-Moderate Psoriasis

We believe that XYNGARI™ could also be an effective treatment for mild-to-moderate psoriasis based on the clinical data received from our Phase 1b POC trial and the in-vitro effect XYNGARI™ has shown on the down regulation of IL-17A and IL-17F, as well as its ease of application to mild-to-moderate psoriatic lesions with smaller surface areas.

Psoriasis is characterized by “plaques,” or raised red areas of skin covered with a silver or white layer of dead skin cells referred to as “scales.” Psoriatic plaques can appear on any area of the body, but most often appear on the scalp, knees, elbows, trunk, and limbs, and the plaques are often itchy and sometimes painful. The psoriasis lesions are characterized by hyperproliferation of keratinocytes and a lymphocyte-rich infiltrate consisting primarily of T cells. In the dermis and epidermis, T lymphocytes interact with antigen-presenting cells and secrete Th1 and Th17 cytokines. These activated T cells and the inflammatory cytokines they secrete are believed to induce the skin lesions seen in psoriasis. In addition to the broad anti-inflammatory properties, we have observed in our clinical acne studies, XYNGARI’s™ ability exhibited in-vitro a dose dependent inhibition of both IL-17A and IL-17F, key cytokines implicated in the pathogenesis of psoriasis. Thus, XYNGARI™ may provide a method to topically deliver targeted anti-inflammatory therapy directly to psoriatic lesions with good local tolerability in an easy to apply regimen.

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

Limitations of Current Standard of Care. Most of the available therapies target moderate-to-severe disease, meaning that mild patients are undertreated with one in five not being happy with their current treatments. The treatments for mild psoriasis patients are mostly generic but are often inadequate to control a patient’s disease. Mild psoriasis patients are first treated with topical therapies, like Vtama, Zoryve, Opzelure, and Eucrisa, due to the reduced systemic exposure. However, patients often feel that topical treatments are one of the negative aspects of psoriasis, which we believe is partly due to the limited options available like, coal tar, retinoids, calcineurin inhibitors and corticosteroids. While topical steroids are a very common treatment, drawbacks include being able to be used only for a short period of time and are associated with Hypothalamic pituitary adrena axis suppression, skin atrophy (thinning), striae (stretch marks), and telangiectasia (spider veins), among other side effects. Furthermore, some of these side effects are irreversible, persisting even after therapy is discontinued. Consequently, high-potency topical steroids are not recommended for chronic use and physicians generally will not prescribe them for treatment on the face. Also, rebound is a known challenge with steroids, where after steroid discontinuation, the psoriasis returns even worse than it was before steroid treatment was initiated.

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

Our solution for Mild-to-Moderate Psoriasis. Similar to the needs of patients with acne, we believe patients suffering with psoriasis might comply better with a treatment that is easy to apply and requires less application time than current treatment options. XYNGARI™, if approved, could be used as a first line therapy for patients with mild-to-moderate psoriasis. We believe the spicules within XYNGARI™ will help break up the psoriatic lesions, while the anti-inflammatory components of XYNGARI™ assist with the healing of the lesions. Due to the historical use of Spongilla and the human safety data collected to date in our clinical studies, we believe XYNGARI™ may be suitable for long term treatment of chronic psoriasis due to its unique treatment effect and acceptable safety and tolerability profile.

In addition to the mechanical effects of XYNGARI™, extracts of the organic material have shown in-vitro to have a dose dependent inhibition of IL-17A and IL-17F secretion. In the dermis and epidermis, T lymphocytes interact with antigen-presenting cells and secrete Th1 and Th17 cytokines, including interferon-gamma (IFN-g), interleukin (IL)-2, IL-17, IL-22, and tumor necrosis factor alpha (TNF-α). These activated T cells and the inflammatory cytokines they secrete are believed to induce the skin lesions seen in psoriasis and be a fundamental contributor in the disease’s immune pathway. We know that there are multiple approved IL-17A inhibitors on the market, such as secukinumab (Cosentyx®, Novartis) and ixekizumab (Taltz®, Eli Lilly and Co.), but these are both biologics and only indicated for patients with moderate-to-severe psoriasis who are candidates for systemic therapy. The limited patient population who are candidates for these biologic treatments is a small percentage of the overall psoriasis market. Therefore, a topical product that can inhibit the IL-17 pathway in the skin with minimal systemic exposure would be an ideal option for both physicians and patients.

Based on clinical and non-clinical data generated to date for XYNGARI™, and anecdotal evidence of XYNGARI™ ’s effect on psoriatic lesions, we completed a Phase 1b, open label, POC study in mild-to-moderate psoriasis patients in October 2021. This trial included once weekly treatments of XYNGARI™ for 12 weeks in 30 mild-to-moderate psoriasis patients with lesions covering 2% to 30% of their body surface area. The primary endpoints in this trial were the Physician’s Global Assessment, which is a 6-point scale measuring the physician’s assessment of psoriasis severity of the target lesion site, the Psoriasis Area Severity Index scale is also a 6-point scale measuring the psoriatic disease severity taking into account qualitative lesion characteristics (erythema, thickness, and scaling) and degree of surface area involvement and the Pruritus Visual Analog Scale consists of the patient’s measurement of pruritus, or itch, in addition to normal tolerability and safety assessments. We announced top-line results in October 2021, and based on the efficacy, safety and tolerability profile seen in the POC trial we initiated additional work to better inform the clinical trial design prior to moving into a larger Phase 2, placebo-controlled, clinical trial upon the receipt of sufficient financial resources.

DMT400 for the Topical Delivery of Macromolecules

DMT400 is our treatment regimen that utilizes the unique mechanical features of our Spongilla technology to facilitate the intradermal delivery of macromolecules, such as botulinum toxin, monoclonal antibodies, dermal fillers, or vaccines, by topical application rather than with injections. These macromolecules are highly effective and approved for the treatment of multiple medical and aesthetic skin conditions and diseases, but currently are not approved in a topical form because the molecular structures are too large to penetrate the stratum corneum, the skin’s outermost defense barrier. Thus, all current macromolecule treatment options for skin conditions and diseases must be injected, either intramuscularly or intradermally, sometimes requiring numerous injections. We believe that DMT400’s topical application regimen may provide patients with a topical treatment option for both medical and aesthetic dermatology conditions using products previously unavailable to them in a topical treatment.

Image 4: Siliceous Spicules Microchannels

DMT400 works by first topically applying our proprietary sponge powder to the treatment area wherein the mechanical spicules of the sponge penetrate the skin, thereby creating microchannels into the dermis as seen in Image 4 above. Unlike a derma roller or other microneedle technology, our unique spicules remain in the skin for one to two days allowing the microchannel to remain open rather than close up, as they would after using a derma roller. With the microchannel open for a longer period a macromolecule can be applied topically to the skin and is thus able to penetrate into the dermis. We believe this topical application of a macromolecule can be massaged into the newly created microchannels thereby facilitating the delivery of the macromolecule, through the microchannel and into the dermis, without the need for injections. This targeted delivery to the dermis rather than delivery to the systemic circulation, may decrease the systemic spread of these macromolecules thus potentially reducing side effects seen with injections, while increasing targeted application to where the disease resides.

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

Limitations of Current Standards of Care. While the prevalence of hyperhidrosis is significant, treatment options are limited, and many come with unwanted side effects making patient acceptance low. Typical first line therapy is usually with aluminum chloride-based antiperspirants, but many have potential drawbacks. First, daily applications can be time consuming leading to poor compliance among patients. Second, many antiperspirants are irritating to the skin leading to treatment discontinuation. Lastly, topical aluminum chloride treatment has a transient duration of effect and requires frequent reapplication to maintain sweat control. More recently, topical anticholinergics have been investigated and approved, such as Botanix Inc. (formerly developed by Fresh Tracks, Inc.) and Journey Medical Corporation (formerly developed by Dermira, Inc.), but we believe they tend to have the same side effects as systemic anticholinergics which are used off-label. These side effects include dry mouth, dry eyes, blurred vision, headache, urinary retention, among others. The unwanted side effects are often so intolerable that up to one third of patients are forced to withdraw from treatment. If topical or systemic treatments fail, then patients can get intradermal injections of botulinum toxin which has been shown to have a great treatment effect, but treatment is very technique driven, requiring a trained physician to administer the toxin to the thin layer of the dermis. Many times, poor treatment response with botulinum toxin is due to incorrect or insufficient dosing or incorrect administration. Patients may also experience injection site pain or discomfort, which may be accompanied by swelling and bruising. However, for the treatment of palmar hyperhidrosis with intradermal injections of botulinum toxin, the most notable adverse event is transient hand weakness, if administered incorrectly. As a last resort, patients may also seek surgery to treat their hyperhidrosis, if less invasive treatment options fail. While there are treatment options available for hyperhidrosis patients, only about half of affected individuals seek treatment due to social embarrassment associated with the diagnosis of the disease. We believe this leaves a wide gap in the market for a product that combines the efficacy of botulinum toxin with the safety and tolerability profile of topical therapies. We believe DMT410, if successfully commercialized, could address this underserved market opportunity.

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

Clinical Progress of our Lead Product Candidates

XYNGARI™ Phase 3 Clinical Trial Program for Acne

In December 2023, we initiated the XYNGARI™ Phase 3 clinical program entitled Spongilla Treatment of Acne Research study (STAR). The XYNGARI™ Phase 3 clinical program will include two Phase 3 clinical trials to evaluate the efficacy, safety, and tolerability of XYNGARI™ in patients with moderate-to-severe facial acne. Each Phase 3 trial will be randomized (2:1), double-blind, placebo-controlled, and will enroll approximately 500-600 patients with moderate-to-severe acne, ages 9 years and older in the United States and Latin America. The primary endpoints are the mean change from baseline in inflammatory and noninflammatory lesion counts and the Investigator Global Assessment (IGA) treatment response rate. IGA is measured on a 5-point scale (0-4), with a treatment response defined as at least a 2-point improvement from baseline and an IGA score of 0 (clear) or 1 (almost clear). Patients will be treated once a week for 12 weeks with either XYNGARI™ or placebo and will be evaluated monthly. STAR-1 is the first of two pivotal Phase 3 trials, with top-line results expected in March of 2025. Upon adequate financing, we intend to initiate the second Phase 3 clinical trial, STAR-2, which we expect will be followed by a long-term extension study as required by FDA. If positive, the results from the Phase 3 program will be used to support the filing of an NDA with FDA.

XYNGARI™ Phase 2b Clinical Results for Acne

In June 2020, we received results from our randomized, double-blind, placebo-controlled, Phase 2b clinical trial of once weekly treatments for twelve weeks of XYNGARI™ for acne. We enrolled 181 moderate-to-severe acne patients at fourteen (14) sites across the U.S. Patients were required to be 12 years of age or older, have at least twenty (20) non-inflammatory lesions, twenty (20) inflammatory lesions, no more than two (2) nodules or cysts and be a moderate or severe (meaning a 3 or 4) on the IGA scale of acne. The IGA scale consists of a 5-point scale, 0-4, with 0 being clear, 1 being almost clear and 4 being severe acne as graded by the treating physician. Patients were randomly divided into two treatment groups, either to receive XYNGARI™ or placebo. Patients were required to apply the product, whether XYNGARI™ or placebo, to the entire face, once weekly for 12 weeks with the first two weeks of treatment applied in office under the supervision of trained study staff, then the remaining 10 weekly treatments were applied at home by the patient.

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

We also saw an early statistically significant separation in IGA with 15% of patients in the XYNGARI™ group considered responders on the IGA scale, or who had an IGA score of 0, “clear,” or 1, “almost clear,” after only 4 treatments as compared with just over 2% of patients on placebo. This statistical separation continued for the remainder of the trial where at the completion of the trial, or week 12, 44% of patients in the XYNGARI™ group, compared with 17% in the placebo group were IGA responders. This difference was statistically significant with a P-value of less than 0.001.

No reported drug-related severe adverse events were reported in the trial. The drug also appeared to be tolerable by a majority of patients with greater than 92% of patients experiencing no or mild tolerability with no severe dryness, scaling, erythema, or burning/stinging reported at week 12. Of those patients who did report tolerability issues, they also reported that the issues were usually transient and resolved quickly without intervention. Based on this data, after holding an End of Phase 2 Meeting with FDA, we initiated the Phase 3 program in moderate-to-severe acne with the same clinical endpoints and the same formulation of XYNGARI™.

The following diagrams and tables show the absolute reduction of inflammatory and non-inflammatory lesions from baseline until the end of study, or week 12, for both XYNGARI™ and placebo (Image 5), and percent reduction of inflammatory and non-inflammatory lesions from baseline until end of study, or week 12, for both XYNGARI™ and Placebo (Image 6). Although reduction in non-inflammatory lesions was a secondary endpoint of this trial, it is a required metric for the Phase 3 acne studies necessary for FDA approval.

Image 5: Mean reduction of inflammatory and non-inflammatory lesions from baseline until end of study, or week 12, for both XYNGARI™  and Placebo

Image 6. Percent reduction of inflammatory and non-inflammatory lesions from baseline until end of study, or week 12, for both XYNGARI™  and Placebo

Image 7. Investigator Global Assessment response rate at Day 29, or week 4, Day 57, or week 8 and Day 85, or week 12

21

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

Additionally, the safety and tolerability profile of XYNGARI™ appeared to be acceptable with a small number of patients experiencing treatment emergent adverse events as seen in Image 8 below. In this Phase 2b trial, no subject receiving treatment with XYNGARI™ experienced a severe local skin reaction at study end nor did any patient undergo a dose modification. Most tolerability issues were mild and resolved shortly after application without any rescue medication as seen in Image 8 below. Overall, XYNGARI™ was generally safe and well tolerated by patients when applied once weekly for 12 weeks.

System Organ Class Preferred Team	XYNGARI™ (N=91) N (%)	Placebo (N=90) N (%)
General disorders and administration site conditions	5(5.5)	2(2.2)
Application site erythema	4(4.4)	1(1.1)
Application site pruritus	2(2.2)	2(2.2)
Application site dryness	1(1.1)	0(0.0)
Application site exfoliation	1(1.1)	0(0.0)

Image 8. Treatment Emergent Adverse Events

 Image 9. Local Tolerability

XYNGARI™ Phase 2a Clinical Results for Acne

In 2018 we conducted the first clinical trial of XYNGARI™, a randomized, double-blind, 2x2 factorial, placebo-controlled, Phase 2a clinical trial of XYNGARI™ for the treatment of acne. We enrolled 121 patients to evaluate the tolerability, safety, and efficacy of DM XYNGARI™ T310 mixed with 3% H2O2 following 12 weeks of topical administration in male and female patients with moderate-to-severe facial acne. The study employed a 2x2 factorial design to assess the contribution of each component of the investigational product (i.e., Spongilla lacustris topical powder and 3% H2O2 USP). This Phase 2a clinical trial employed the same clinical endpoints as our Phase 2b clinical trial of XYNGARI™ for the treatment of acne, as discussed above.

Patients were randomly divided into one of four treatment groups, XYNGARI™ + 3% H2O2, XYNGARI™ + Water, Placebo + 3% H2O2, or Placebo + Water (control). The patients were required to apply the assigned study drug to their entire face up to once weekly for 12 weeks (84 days), beginning on Day 1 and through Day 78 (as applicable). During study center visits on Days 29 and 57, a determination was made for each patient, based on the Investigator’s Global Assessment (IGA) score, as to whether study drug application would continue once weekly or at a lower biweekly frequency (once every 2 weeks). Specifically, patients with an IGA > 1 at the Day 29 or Day 57 visits continued with once weekly study drug applications, while patients with an IGA 1 at these same visits were instructed to subsequently apply their assigned study drug biweekly (see Image 10 below for a presentation of the study drug application frequency algorithm).

Image 10. Application Frequency Algorithm by Study Visit

This Phase 2a trial showed statistically significant and clinically meaningful effects for its endpoint, absolute reduction in inflammatory lesions when comparing XYNGARI™ + 3% H2O2 and placebo + water (control) groups at both week 8 and week 12 or end of study. At week 12, XYNGARI™ + 3% H2O2 had a 16-lesion reduction from baseline while placebo + water had an 11 lesion reduction from baseline, with a p-value of less than 0.05. Across all the treatment groups, there was a mean decrease from baseline (i.e., improvement) in the inflammatory and non-inflammatory lesion counts at Days 15, 29, 57, and 85. However, there were no statistically significant differences between the XYNGARI™ + 3% H2O2 group versus the placebo + water (control) group for the mean changes from baseline in non-inflammatory lesion counts.

We did not observe a statistically significant difference between the XYNGARI™ + 3% H2O2 group and the placebo + water (control) group in the percentages of patients with IGA treatment success (IGA score of 1 or 0 and a 2-grade change) or patients with 1-grade or 2-grade improvements from baseline in IGA at any visit. At Day 85 in the XYNGARI™ + 3% H2O2, XYNGARI™ + water, placebo + 3% H2O2, and placebo + water groups, 29.6%, 20.0%, 27.6%, and 34.5% of patients had IGA treatment responders, respectively; 66.7%, 66.7%, 65.5%, and 55.2% of subjects had a 1-grade improvement from baseline in the IGA, respectively; and 37.0%, 20.0%, 27.6%, and 34.5% of subjects had a 2-grade improvement from baseline in the IGA, respectively.

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

Once weekly vs. Biweekly Treatment Schedule: Due to this being the first time XYNGARI™ was studied in moderate-to-severe acne patients for 12 weeks, a conservative study design was chosen to ensure patient tolerability and safety while attempting to maintain efficacy. Therefore, we allowed IGA treatment responders (IGA score of 0 or 1) to move to a biweekly or every other week application schedule as discussed above. This resulted in 3 out of 27 patients in the XYNGARI™ + 3% H2O2 group and 0 out of 29 patients in the placebo + water group moving from an IGA score of 1 (treatment responder) at week 8 and regressing to an IGA score of 2 (treatment failure) at week 12. Therefore, our Phase 2b clinical trial of XYNGARI™ in moderate-to-severe acne patients incorporated only once weekly applications for 12 weeks with no biweekly option.

No statistical or clinical difference was seen between the placebo + 3% H2O2 and the placebo + water groups, which we believe indicates that 3% H2O2 by itself does not have a treatment effect.

XYNGARI™ next steps for acne

After receiving positive feedback and alignment with FDA from our End of Phase 2 meeting in June of 2023 we began enrolling patients in our XYNGARI™ Phase 3 STAR-1 clinical trial in moderate-to-severe acne in December 2023.

The XYNGARI™ Phase 3 program will include two, multi-center, placebo-controlled trials with identical clinical endpoints as our recent successful Phase 2b clinical trial of XYNGARI™ for the treatment of moderate-to-severe acne, followed by a long-term extension study. Once we receive results from the Phase 3 program, assuming positive results, we plan to file an NDA with the FDA shortly thereafter. This Phase 3 program is intended to be designed to demonstrate the safety and efficacy of the treatment of XYNGARI™ relative to placebo for the treatment of moderate-to-severe acne. Prior to, or in parallel with our planned Phase 3 program, we intend to continue conducting and complete the additional non-clinical studies necessary to support the filing of an NDA. If XYNGARI™ is approved for the treatment of acne, we believe XYNGARI™ can eventually be an attractive prescription to over-the-counter switch, or Rx-to-OTC, target, which could provide a substantially larger sales opportunity. There can be no assurance that XYNGARI™ will receive FDA approval for the treatment of acne.

XYNGARI™ Phase 1a Clinical Results for Psoriasis

We completed a Phase 1a POC trial of XYNGARI™ for the treatment of mild-to-moderate psoriasis. This was an open-label, multi-center, 12-week study in 30 mild-to-moderate psoriasis patients with psoriatic lesions covering between 2-30% of body surface area. The trial aimed at evaluating the tolerability, safety, and efficacy of once weekly treatments of XYNGARI™, which consists of 2 grams of Spongilla powder mixed with 6 mL of 3% H2O2. One mild or moderate lesion was selected, and patients were required to apply XYNGARI™ to the entire lesion, once weekly for 12 weeks with the first two weeks of treatment applied in office under the supervision of trained staff, then the remaining 10 weekly treatments were applied at home by the patient.

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

The trial was completed in August 2021 and showed an acceptable safety and tolerability profile that we believe is clinically meaningful and warrants further investigation of XYNGARI™ as a potential treatment for mild-to-moderate psoriasis. XYNGARI™ was able to achieve a PGA score of 0 or 1 for the target lesion in 29.6% of patients at week 8. XYNGARI™ also demonstrated a total PASI score of 0 or 1 for the target lesion in 25.9% of patients at week 8. Notably, XYNGARI™ demonstrated a 19.6% reduction from baseline in pruritus (itch) at week 8 with a peek reduction of 22.5%. We believe these findings from a POC trial are encouraging for the potential use of XYNGARI™ as an easy to apply topical treatment for mild-to-moderate psoriasis with an acceptable safety and tolerability profile.

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

XYNGARI™ next steps for psoriasis

We are pleased with data already seen in our Phase 1 POC trial, especially seeing a reduction in itch as that is one of the main complaints of patients suffering from psoriasis. We are in the process of designing a Phase 2 study of XYNGARI™ for the treatment of psoriasis. The Phase 2 study will be a larger randomized, double-blind, placebo control study of XYNGARI™ for the treatment of psoriasis. Based on the data from the Phase 1b proof of concept study we are considering adding additional arms to examine once versus twice weekly treatment, potentially enhancing the treatment effect seen in our Phase 1b trial. Additionally, due to the unique nature of psoriasis and the general thickness of psoriatic plaques, we may also examine increasing the application pressure and the length of application. We believe that the thicker psoriatic plaques may require a more intensive treatment compared to the application regimen for acne where there is no thickened skin. We believe XYNGARI™ could be a first in class treatment option for psoriasis patients. The XYNGARI™ program for psoriasis is currently on hold with further advancement subject to obtaining additional financing and/or a strategic partner. There can be no assurance that XYNGARI™ will receive FDA approval for the treatment of psoriasis.

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

On January 17, 2025, we entered into the Clinical Trial Agreement with Revance Therapeutics, Inc. (Revance), who recently merged with Crown Laboratories, pursuant to which we in collaboration with Revance intend to conduct a multi-center clinical trial to evaluate the topical application of XYNGARI™, with DAXXIFY®. Under the Clinical Trial Agreement, we intend to sponsor, conduct, and fund a Phase 2a clinical trial to evaluate the safety, tolerability and preliminary efficacy of XYNGARI™ and DAXXIFY® versus XYNGARI™ and placebo in patients with moderate-to-severe axillary hyperhidrosis for 16 weeks. The Revance Trial is anticipated to be randomized (1:1:1:1), double-blind, placebo-controlled, and intends to enroll approximately 48 patients across sites in the United States. The endpoints are anticipated to be (i) the percent of patients with greater than 50% reduction in gravimetrically measured sweat production from baseline, (ii) the percent of patients with gravimetric sweat production less than 50mg, and (iii) the mean absolute change from baseline in gravimetrically measured sweat production. Patients are anticipated to be evaluated at four regular intervals. Under the Clinical Trial Agreement, we and Revance will form a joint development committee to facilitate communications between the parties related to the Revance Trial. If successful, we plan to explore a broader partnership with Revance to study DMT410 in additional indications. There can be no assurances that DMT410 will receive FDA approval for the treatment of hyperhidrosis.

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

DMT410 next steps for aesthetics

We are very encouraged by the results from our Phase 1b POC trial of DMT410 for the treatment of multiple aesthetic skin conditions. This was designed to be a signal detection trial of DMT410 for the treatment of a variety of aesthetic skin conditions based on the clinical trial design constraints, including the limitation on the quantity of BOTOX that we were able to apply, the clinical endpoints that needed to be included, and the area of the face that could be treated. Even with these limitations we believe that we achieved results sufficient to warrant the continued development of this program as there remains no approved botulinum toxin, whether via injection or topical, to treat many of the endpoints in which we saw a treatment effect. We believe this is further supported by the fact that many of the endpoints saw an improvement by week eight (8) or twelve (12) and started to return towards baseline at week 16. This is consistent with the knowledge that BOTOX lasts for about three (3) months before the effect begins to fade. We believe that if we can conduct a larger Phase 2 clinical trial that consists of multiple doses of botulinum toxin, we will be able to find the optimal dose for the treatment of a variety of aesthetic skin conditions including pore size, sebum production, fine lines, luminosity, brightness, and overall aesthetic improvement. We know that botulinum toxin has shown efficacy of these endpoints but there has been very little research conducted on the optimal dose or administration procedure, likely due to challenges with intradermal injections and the lack of topical applications that can effectively deliver botulinum toxin to a large enough treatment area as required to treat many of these aesthetic skin conditions. We believe DMT410 can meet this need as shown by our Phase 1b data, so we continue to discuss partnership opportunities with Revance and other botulinum toxin companies that may be interested in helping us further develop our DMT410 program for multiple aesthetic skin conditions. There can be no assurances that we are able to successfully negotiate a partnership with a botulinum toxin company for aesthetic skin conditions or that DMT410 will receive FDA approval for the treatment of any aesthetic skin conditions.

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

To date, we have obtained naturally sourced Spongilla raw material directly from our supplier based in Russia. In February 2020, we signed an exclusive supply agreement with this supplier of Spongilla raw material. Our supplier has over 22 years of experience collecting and processing Spongilla and has the capacity to collect and process large quantities of Spongilla per year. We believe our supplier is able to and will continue to be able to harvest sufficient quantities of raw material to fulfill our development and potential commercial needs, if a product candidate is approved using this raw material. We received multiple shipments of Spongilla raw material from our supplier during fiscal years 2023 and 2024 containing additional quantities of Spongilla raw material, which we believe will provide us with sufficient quantities of Spongilla to initiate and complete the Phase 3 program in moderate-to-severe acne, complete a Phase 2b trial of DMT410 in axillary hyperhidrosis and support the filing of an NDA for XYNGARI™ in acne in the event of successful completion of the two Phase 3 studies. However, we are exploring alternative manufacturing sources in order to ensure that we have access to sufficient manufacturing capacity to meet potential demand for any of our product candidates in a cost-efficient manner. See “Business—Material Agreements— Supply Agreement between Dermata Therapeutics LLC and Reka-Farm LLC” for more information regarding our supply of Spongilla.

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

We have relied upon our complete supply chain while supporting our Phase 2 and Phase 3 clinical supply requirements and we are confident that our manufacturers have the ability to scale our processes to support our future commercial requirements. Our suppliers and manufacturers were specifically selected based on the capabilities of their organization, their compliance to regulations, their personnel and the type and capabilities of their equipment. Testing methods for each stage of the manufacturing process form acquisition of raw materials through production of finished drug product have been developed and satisfactorily qualified per the FDA’s phase appropriate regulations relating to clinical materials for human use. Analytical methods and operational procedures related to each stage of our production operations including product release will continue to evolve and be validated as part of our overall development plan for Phase 3 clinical supplies and commercial production.

Commercialization

Given our stage of development, we do not currently have any internal sales, marketing, or distribution infrastructure or capabilities. If approved, we intend to commercialize XYNGARI™, or any other product candidates that we may successfully develop, in the United States by building a specialized sales organization focused on dermatologists or partnering with a company that has an already established sales force focused on dermatologists. We believe a scientifically oriented, customer-focused team of approximately 50-60 sales representatives would allow us to reach our targeted dermatologists in the U.S. with the highest potential for prescribing XYNGARI™. In the future, we may develop and commercialize XYNGARI™ for additional geographic regions, independently or with a strategic partner. If XYNGARI™ is approved, and we are able to successfully commercialize it, we believe XYNGARI™ can eventually become an attractive Rx-to-OTC switch target, which could provide a substantially larger addressable market and an expanded sales opportunity.

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

The key competitive factors affecting the success of XYNGARI™ , if approved, will likely be its efficacy, safety, convenience of administration and delivery, price, and the availability of reimbursement from government and other third-party payors. With respect to XYNGARI™ for the treatment of moderate-to-severe acne, if approved, we will primarily be competing with therapies such as other topical products, oral products, in-office procedures, such as laser surgery, off-label drugs, over the counter medication and homeopathic remedies. With regards to XYNGARI™ for the treatment of mild-to-moderate psoriasis, if approved, we will face competition from topical therapies, oral therapies, systemic therapies, photo therapies and homeopathic treatments. However, based on our clinical trials, we believe that XYNGARI™ has multiple competitive advantages over current treatment alternatives with significantly less adverse side effects. Our main competition in these indications will be with products from Sun Pharmaceuticals Industries Ltd., Sol-Gel Technologies Ltd., Arcutis Biotherapeutics, Inc., Almirall S.A., Galderma S.A., Pfizer Inc. See “Business – Clinical Progress of our Lead Product Candidates” for the results of our completed and ongoing clinical trials. While we are unaware of any potential similar competitive topical products to XYNGARI™ for the treatment of acne and psoriasis, it is possible that such potentially similar competitive products are currently being developed.

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

Intellectual Property

Overview

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for XYNGARI™, DMT400, DMT410 and any of our future product candidates, medical devices, methodologies, assays, drug development technologies, harvesting procedures, know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our strategy is to protect our proprietary position by, among other things, filing U.S. and foreign patent applications related to our product candidate and other proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, trademarks, know-how, continuing technological innovations, exclusivity agreements, nondisclosure and confidentiality agreements, license agreements, assignment of inventions and potential in-licensing opportunities to develop and maintain our proprietary position.

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

XYNGARI™

Our XYNGARI™ portfolio includes two families, one in-licensed and one owned by Dermata. The in-licensed family includes patents and patent applications in-licensed from Villani, Inc. related to therapeutic compositions and methods for treating skin conditions. The in-licensed portfolio consists of one pending non-provisional U.S. patent application, two granted U.S. patents, and granted foreign patents in Australia, Brazil, Canada, France, Germany, Ireland, Italy, Mexico, Russia, Singapore, South Korea, Spain, Switzerland, and the United Kingdom. Additionally, the issued foreign patent in Japan, has lapsed and is no longer in force or valid. These in-licensed patents expired between 2022 and 2023 and did not receive any patent term adjustments or extensions. Based on the anticipated timing of any potential FDA approval of XYNGARI™ for acne, the patents that expired in 2022 and 2023 are not material to our business, as we do not expect these patents to provide any protection for our product candidates and thus we have provided our licensor with a notice of abandonment for certain licensed patents. We expect our intellectual property portfolio to be protected by any potential NCE exclusivity for XYNGARI™ and our other product candidates, the maintaining of our exclusive supply agreement for our raw material requirements, and our continued efforts to protect our proprietary information. We also have an additional Dermata owned family related to XYNGARI™, with a recent patent issuance in the U.S. by the United States Patent and Trademark Office, entitled “Compositions and methods for the treatment of skin conditions” (U.S. Patent No. 12,208,123). We also have applications pending in Australia, and Canada. This family refers to specific attributes of the XYNGARI™ API and drug product as well as treatment related attributes for the treatment of acne based on the data received prior to its filing. Patents in this patent family, if granted, are expected to expire in 2041, absent any patent term adjustments or extensions.

DMT410

Our DMT410 portfolio includes two families owned by Dermata. The first family consists of one issued patent in Japan, one allowed application in Australia, a pending non-provisional U.S. patent application, and six pending foreign patent applications in Canada, China, the European Patent Office, Japan, Hong Kong, and South Korea. These patents/patent applications relate to compositions for the treatment of skin diseases using our proprietary sponge powder in combination with multiple types of botulinum toxin for both medical and aesthetic skin conditions and diseases. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions. The second family is related to certain of our clinical methods related to sponge powder and botulinum toxin. This second family consists of two pending US non-provisional applications and additional applications pending in Australia, Canada, the European Patent Office, Japan, and South Korea. Patents in this patent family, if granted are expected to expire in 2041, absent any patent term adjustments or extensions.

DMT400

Our DMT400 portfolio includes three families owned by Dermata. The first family consists of pending applications in the U.S., Canada, and Japan covering our sponge powder in combination with many approved and development stage monoclonal antibodies for the treatment of skin diseases. Patents in this patent family, if granted, are expected to expire in 2039, absent any patent term adjustments or extensions. The second family consists of pending applications in the U.S., Australia, Japan, and South Korea, covering compositions for the treatment of conditions by dermal fillers in combination with our proprietary sponge powder. Patents in this patent family, if granted, are expected to expire in 2040, absent any patent term adjustments or extensions. The third family consists of a pending PCT application filed in January of 2024, covering the compositions for the treatment of conditions by vaccines in combination with our proprietary sponge powder.

Although we believe our patent portfolio offers significant protection for XYNGARI™, DMT410 and DMT400 and additional combination regimens, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents which claim chemical structures which were previously unknown. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same or similar active ingredients, or by seeking to invalidate our patents.

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

Other Intellectual Property

In addition to patent protection, we also rely heavily on trade secrets, including unpatented know-how, technology innovation, technical specifications and assays and other proprietary information in attempting to develop and maintain our competitive advantage. We believe our ability to protect our unpatented know-how and trade secrets are as important if not more important than our patent portfolio due to the complex nature and lack of expiration associated with such information.

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

On July 30, 2021, we entered into a Second Amendment to the License and Settlement Agreement (or, the Second License Amendment), whereby, for the settlement of certain disputes arising under the First License Amendment, we agreed to exchange the shares of Series 1c Preferred Stock owned by Villani for an increase of milestone payments and royalty rates due to Villani under the License Agreement. The resulting royalty rates payable pursuant to the Second License Amendment are equal to single-digit percentages of net sales of Licensed Products and HMW Combination Products (as defined in the License Agreement), subject to certain adjustments as set forth in the Second License Amendment. Royalties are payable on a country-by-country and Licensed Product-by-Licensed Product basis, for the period of time from the effective date of the License Agreement until the later of (i) the expiration of the last to expire valid claim in such country (which expired in 2023), (ii) the expiration of regulatory exclusivity for such Licensed Product in such country, and (iii) 15 years from the date of the first commercial sale of the Licensed Product in such country. Pursuant to the Second License Amendment, if we sublicense the License, we are obligated to pay to Villani a sublicense fee of between 10% and 30% of Sublicense Revenues (as defined in the License Agreement). Such future milestone payments due to Villani (all payable to Villani in cash or in equity, at the option of Villani) are in aggregate amounts of up to $3.5 million in development milestones and $37.0 million in sales milestones. To date, we have paid Villani a total of $1,750,000 in connection with the License Agreement, inclusive of a $750,000 milestone payment and $1.0 million payment upon the closing of our initial public offering.

Clinical Trial Collaboration Agreement between the Company and Revance Therapeutics, Inc.

On January 17, 2025, the Company entered into a Clinical Trial Collaboration Agreement (Clinical Trial Agreement) with Revance Therapeutics, Inc. (Revance), pursuant to which the Company and Revance intend to conduct a multi-center clinical trial (Trial) to evaluate the topical application of XYNGARITM, the Company’s topical Spongilla powder (formerly referred to as DMT310), with DAXXIFY® (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A. Pursuant to the terms of the Clinical Trial Agreement, Revance has granted the Company a non-exclusive, worldwide, non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use certain Revance intellectual property, solely as necessary or useful for the Company to conduct the trial under the Clinical Trial Agreement. The Company has granted Revance a similar license to use XYNGARITM and other compound(s) under the Clinical Trial Agreement. The Clinical Trial Agreement will terminate upon completion of the Trial, the delivery of the data resulting from the Trial and the completion of any statistical analyses of the data resulting from the Trial. Either party may terminate the Clinical Trial Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach. In addition, either party may terminate the Clinical Trial Agreement immediately upon written notice if such party reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the Trial. The Company has agreed to sponsor, conduct, and fund the Phase 2a clinical trial, but no financial obligations or consideration is contemplated in the Clinical Trial Agreement.

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

Development of Drugs in the United States

Pre-Clinical Development

Products that we may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, and drug stability as well as carrying out non-human toxicology, pharmacology and drug metabolism studies that support subsequent clinical testing. These pre-clinical laboratory and animal tests are often performed under the FDA’s Good Laboratory Practices regulations. A drug’s sponsor must submit the result of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol to the FDA as part of an IND application, which is a request for authorization from the FDA to administer an investigational drug or biological product to humans. Similar filings are required in other countries. Laboratory and animal tests continue to be performed after an IND is approved.

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

Chemistry, Controls and Manufacturing Development

Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, determine proposed commercial formulations for the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

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

FDA Botanical Drug Development Guidance for Industry

Most currently approved topical dermatology products are reviewed solely by the FDA’s Office of Dermatology and Dental Products and follow a standard approval pathway. However, due to our lead product candidate, XYNGARI™ , being derived from a natural source, it will be reviewed by the FDA Office of Dermatology and Dental Products with input from the FDA Botanical Review Division. While Spongilla is not a botanical, the FDA has allowed us to reference the Botanical Guidance for raw material quality control and batch to batch consistency through development and into commercialization. We believe our ability to reference the Botanical Guidance and receive input from the Botanical Review Division on XYNGARI™ provides us with key advantages in XYNGARI’s™ regulatory pathway to approval, if achieved. These advantages included being able to move into human clinical studies upon the FDA’s acknowledged receipt of our IND letter and that our subsequent study may proceed without having to first complete the typical nonclinical studies often required on many dermatology products, saving us substantial financial resources to achieve human clinical data. Additionally, while we believe that our source sponge material contains multiple active chemical compounds, based on our regulatory analysis of the feedback from the FDA and the Botanical Guidance, we believe we are only required to provide identifiable and quantifiable active components to show quality control and batch to batch consistency. We believe this will make it more difficult for a potential competitor to copy XYNGARI™ and produce a similar product due to their inability to know every component of our product candidate. Thus, we believe a competitor with a similar product or product candidate would have to conduct all of the manufacturing, development, and regulatory steps we must complete for approval. However, there can be no assurance that we successfully navigate the development of XYNGARI™ or that XYNGARI™ will receive FDA approval.

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

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our product candidates profitably. For example, under the Inflation Reduction Act, CMS is authorized to negotiate the prices that Medicare pays for certain drugs.  The first round of negotiations concluded in 2024 and CMS has released a list of drugs whose prices will be negotiated in 2025.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FD&C Act also can delay the submission or the approval of certain applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Human Capital Resources

As of the date of this report, we have eight full-time employees, with three employees working in the general and administrative department, two engaged in non-clinical and clinical development, two working in the chemistry, manufacturing, and controls department, and one employee working in the regulatory affairs and quality control department.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other medical pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

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

Summary of Risks Associated with Our Business

Our business and an investment in our company is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks include:

•	We are a pre-revenue company with a limited operating history;
•	We may not be able to successfully develop or commercialize our product candidates or do so on a timely or cost-effective basis;
•	Our business may be negatively affected by the impacts of public health emergencies, epidemics and pandemics;
•

We depend on a limited number of product candidates and our business could be materially adversely affected if one or more of our key product candidates do not perform as well as expected and do not receive regulatory approval;

•	The market for our product candidates, including XYNGARI™ and DMT 410, may not be as large as we expect;
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

•

The raw material for our product candidates, XYNGARI™ and DMT410, is derived from naturally occurring ingredient that grow only in limited areas that need to be harvested annually. Due to unforeseen environmental conditions or circumstances, our supplier may not be able to harvest as much raw material as we require, or any at all, which may negatively impact our ability to conduct preclinical studies, clinical trials, and ultimately commercialize our product candidates;

•

We currently rely on a third party for the raw materials needed for XYNGARI™ and DMT410, and if we encounter any difficulties in accessing or procuring alternative sources on acceptable terms, or at all, our business may suffer;

•

Our current licensed patents covering XYNGARI™ expired between 2022 and 2023, which was prior to our anticipated date for any market launch. While we have been issued patents covering XYNGARI™ and DMT410 in certain jurisdictions, other of our current pending patents covering XYNGARI™ and DMT410 have not been issued yet and there is no guarantee they will get issued. We may not be able to obtain additional patent coverage, which could limit our market opportunity due to competition from other products;

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early stage clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

•	successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;

•	successfully complete the clinical trials, non-clinical testing and other requirements necessary to obtain regulatory approval for the marketing of our drug candidates, including XYNGARI™ and DMT410;

•	successfully manufacture our clinical products and establish commercial drug supply;

•	secure, maintain and, as necessary, defend our intellectual property rights;

•	secure market exclusivity and/or adequate intellectual property protection for our drug candidates;

•	attract and retain an experienced management and advisory team;

•	secure acceptance of our drug candidates in the medical community and with third-party payors and consumers;

•	launch commercial sales of our drug candidates, whether alone or in collaboration with others;
•	comply with post-marketing regulatory requirements;

•	raise sufficient funds in the capital markets or otherwise to effectuate our business plan; and

•	utilize the funds that we have and may raise in the future to efficiently execute our business strategy.

If we cannot successfully execute any one of the foregoing, our business may fail and your investment will be adversely affected.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We have never generated revenue from operations, are unlikely to generate revenues for several years, and are currently operating at a loss and expect our operating costs will increase significantly as we incur costs related to preclinical development, the clinical trials for our drug candidates and to operating as a public company. We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize any of our drug candidates. We may never be able to obtain regulatory approval for the marketing of our drug candidates in any indication in the United States or internationally. Even if we are able to commercialize our drug candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We have incurred losses in each year since we commenced operations in December 2014. We incurred net losses of approximately $12.3 million and approximately $7.8 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $65.7 million. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of December 31, 2024, we had capital resources consisting of cash and cash equivalents of $3.2 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical studies for our product candidates will require substantial funds to complete. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

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

We believe that our existing cash, together with interest thereon, will be sufficient to fund our operations into the third quarter of 2025. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development of our product candidates, XYNGARI™ and DMT410, exceed our existing cash. We will need to raise additional capital to fund our operations and continue to support our planned development and commercialization activities.

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

We will need to raise additional capital which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2025, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors including:

•	changes in direction of our research and development programs;

•	the time and expense for preclinical studies and clinical trials for our product candidates;

•	the time and costs involved in obtaining regulatory approval for our product candidates;

•	the cost increases and other potential impacts of macroeconomic factors, including heightened inflation and rising interest rates, liquidity concerns at and failures of banks and other financial institutions, exchange rate fluctuations, tariffs, trade wars, supply chain disruptions and increases in commodity, energy and fuel prices, costs associated with protecting our intellectual property rights;

•	successful commercialization of our product candidates;

•	competitive and technical advances;

•	patent development or regulatory changes;

•	development of marketing and sales capabilities;

•	payments received under current and future collaboration agreements, if any; and

•	market acceptance of our products.

Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If additional sources of financing are not available on favorable terms, or at all, including as a result of actions taken by central banks to counter inflation, volatility in the capital markets, liquidity concerns at and failures of banks and other financial institutions and related market uncertainty, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

We expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities and or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. On June 7, 2024, we entered into an At The Market Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which, from time to time, we may offer and sell shares of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. As of December 31, 2024, we have sold $1.7 million in gross proceeds of our Common Stock pursuant to this ATM Agreement, which does not include $0.3 million of compensation to Wainwright, auditors, lawyers, and other administration fees. While we had no remaining capacity to sell shares of common stock under the ATM Agreement as of December 31, 2024, to the extent we have any capacity in the future, any future sales of our common stock under the ATM Agreement with Wainwright could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.

To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

We do not currently have any other committed external sources of funds. To the extent we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams.

The reports of our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited annual financial statements as of and for the years ended December 31, 2024, and December 31, 2023, our independent audit firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and warrants and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our supply of our raw material for our XYNGARI™ and DMT410 product candidates. When the United States dollar weakens against the Euro, the United States dollar value of the foreign currency denominated expense increases, and when the United States dollar strengthens against the Euro, the United States dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, public health emergencies, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries and any resulting trade wars, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the ongoing conflicts in the Middle East, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular XYNGARI™ and DMT410.

Our portfolio of product candidates includes one late-stage product candidate, XYNGARI™, a once weekly topical, naturally derived product candidate for the treatment of acne and psoriasis, and an early-stage candidate, DMT410, a combination treatment regimen to aid in the topical delivery of botulinum toxin for the treatment of hyperhidrosis and aesthetic skin conditions. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization or partnering of our product candidates. In the future, we may also become dependent on just one of our product candidates or any future product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We have not completed all clinical trials for the approval of any of our product candidates. In previous communications with the FDA they had asked us to show that hydrogen peroxide was not an active ingredient in our XYNGARI™ product. While FDA did not require us to test hydrogen peroxide as a third arm in our current XYNGARI™ Phase 3 clinical program, they may ask for additional evidence to support our belief that hydrogen peroxide is not an active ingredient in our XYNGARI™ product. If we fail to convince the FDA that hydrogen peroxide is not an active ingredient and merely a fluidizing agent, then we may have to alter our clinical plans or reformulate our product based on FDA feedback. If we chose to reformulate our lead product candidate, XYNGARI™, then we may decide to redo our Phase 2 and Phase 3 studies, which would be time consuming and expensive and there is no certainty of success.

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

•	delays or difficulties in our clinical trials due to quarantines or other restrictions resulting from public health emergencies, epidemics, and/or pandemics;

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

In the case of our topical product candidates, we are seeking to deliver sufficient concentrations of the active pharmaceutical ingredient, or API, through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. As a result, safety and efficacy can be difficult to establish. The topical route of administration may involve new formulations and dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the API for XYNGARI™ is a milled sponge powder, and we are not aware of previous FDA approvals of sponges as a prescription drug.

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

Moreover, the development of our product candidates may be delayed by other events beyond our control. For example, action by the Trump administration to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Our industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U. S. pharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or governmental actions.  Legislative and regulatory agendas as they relate to the pharmaceutical industry are currently uncertain.  Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and/or our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH), as a source of grant funding for scientific research relevant to our product candidates.  Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable.   Reductions in NIH grants to us or our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.  In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the pharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the pharmaceutical industry, or the regulatory agencies that oversee the pharmaceutical industry, will affect our business.

We face risks related to public health emergencies, epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations, including our clinical trials and preclinical studies, and adversely affect our business and results of operations.

Public health crises, could have an adverse effect our business. Quarantines, travel restrictions and other public health and safety measures implemented in response to a pandemic, including a resurgence of COVID-19, could adversely impact our operations, and the ultimate impact is highly uncertain and cannot be predicted with confidence. Effects of a pandemic, including a resurgence of COVID-19, that may delay or otherwise adversely affect our ongoing and planned preclinical activities, our planned clinical trials as well as our business generally, include:

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

•

interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines; and interruptions, difficulties or delays arising in our existing operations and company culture as a result of many of our employees working remotely.

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

We may be unable to obtain regulatory approval for XYNGARI™, or our other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

To gain approval to market a new drug such as XYNGARI™ or DMT410, the FDA and/or foreign regulatory authorities must receive, among other things, preclinical and clinical data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the drug product for the intended indication applied for in an NDA, or other applicable regulatory filing. The development and approval of a product derived from a natural source and new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in nonclinical development, clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in clinical trials does not ensure that later clinical trials will be successful, or that nonclinical studies will be successful. The results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, for XYNGARI™, the results of our Phase 2a and Phase 2b clinical trials may not accurately predict results of the ongoing Phase 3 clinical trials that have a larger number of patients. Nor will the human safety data collected from our Phase 2a and Phase 2b clinical trial predict the outcome of our pharmacokinetic plan.

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

There have been only three products approved by the FDA under the botanical guidance. Each of these products’ active ingredient was derived from the extract of a plant(s).  Further, none of the products were approved for the indication of acne. While freshwater sponges, such as Spongilla, are technically animals, FDA has allowed us to reference the botanical guidance for raw material quality control relating to the manufacturing of the drug product. We do not know how any other regulatory authority will treat XYNGARI™ for their approval process. In addition, the FDA or other regulatory authorities may change their policies, issue additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Any delay, limitation or denial in any applicable regulatory approval for any of our product candidates would delay or adversely impact commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

We have completed enrollment of our first Phase 3 clinical trials for XYNGARI™, but that does not guarantee successful completion. We may be unable to successfully complete it or any future clinical trials.

The conduct of a Phase 3 clinical program is a complicated process. Although members of our management team have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not conducted a Phase 3 clinical trial before, and as a result may require more time and incur greater costs than we anticipate. Failure to include the correct treatment regimen, complete, or delays in, our Phase 3 clinical trials, could prevent us from or delay us in commencing future clinical trials for XYNGARI™, obtaining regulatory approval of and commercializing our product candidates, which would adversely impact our financial performance. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as XYNGARI™, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	he ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	factors we may not be able to control, such as potential pandemics that may limit subjects, principal investigators or staff or clinical site availability (e.g., a resurgence of COVID-19).

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

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians, patients and payors for approved indications, and may not be commercially successful. The degree and rate of adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

•	the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

•	the effectiveness of our product as compared to other available therapies;

•	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;

•	the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	physician and patient willingness to adopt a new therapy, including for XYNGARI™ , a sponge product, over other available therapies to treat approved indications;

•	patients’ perception of a product derived from a freshwater sponge as one for which will provide medical treatment;

•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

•	proper training and administration of our product candidates by physicians and medical staff;

•	patient satisfaction with the results and administration of our product candidates and overall treatment experience;

•	the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;

•	the prevalence and severity of any side effects of our product candidates;

•	limitations or warnings contained in the FDA-approved labeling for our product candidates;

•	any FDA requirement to undertake a risk evaluation and mitigation strategy, or REMS;

•	the effectiveness of our sales, marketing and distribution efforts;

•	our ability to maintain sufficient quantities of supply to meet demand;

•	adverse publicity about our product candidates or favorable publicity about competitive products; and

•	potential product liability claims.

If any of our current or future product candidates are approved for use but fail to achieve the broad degree of physician and patient adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

We intend to seek NCE exclusivity for XYNGARI™ and future product candidates, and we may be unsuccessful in obtaining such exclusivity.

As part of our business strategy, we intend to seek new chemical entity, or NCE, exclusivity for XYNGARI™ or future product candidates. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of an NCE which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request. We believe that XYNGARI™ constitutes an NCE and should be eligible for NCE exclusivity. However, we may be unable to successfully obtain such exclusivity, and if any of our competitors obtains FDA approval of an NDA for a similar drug product before we do, they, and not us, may be eligible for NCE exclusivity. If we do not obtain NCE exclusivity for XYNGARI™, or if a competitor obtains NCE exclusivity for a similar product before we submit and receive approval of an NDA for XYNGARI™, our ability to commence sales and generate revenue would be adversely affected.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous pharmaceutical companies, generic drug companies, biotechnology companies, cosmetic companies and academic and research institutions are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing, including but not limited to LEO Pharma, Journey Medical, VYNE Therapeutics,  Galderma, Sun Pharmaceuticals Ltd., Sol-Gel, Arcutis Biotherapeutics, Arena Pharmaceuticals, Amgen, AbbVie, Bristol Meyers Squib, Pfizer, and others. Many of our competitors have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

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

It is unknown how the FDA or any regulatory authority will view an attempted generic version of XYNGARI™ because it is derived from a natural material that refers to principles of the botanical guidance. There are no currently approved generic versions of a natural product on the market and no FDA guidelines on the approval process for a generic version of a natural product. Therefore, it is unknown how difficult it will be for a generic version of a natural product to be approved for commercial sale in the United States. It is unclear whether the FDA will view Spongilla lacustris or a similar sponge species that is harvested from a different location than XYNGARI™ raw material is harvested as identical to XYNGARI™ raw material and therefore could follow the generic pathway to approval.

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

We are currently and may in the future choose to conduct one or more of our clinical trials outside the United States, including in Canada, Europe and South America. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

For example, on December 5, 2022, we announced topline results from our Phase 2 trial of once-weekly topical application of XYNGARI™ for the treatment of moderate-to-severe rosacea. While the data was supportive of XYNGARI™ as a treatment for inflammatory skin diseases, the rosacea study did not meet its primary endpoints. Based on the foregoing, we decided not to devote any further financial resources to development of this indication for XYNGARI™, and we determined not to pursue further development efforts regarding this indication for XYNGARI™.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The United States Department of Health and Human Services (“HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which, among other things, allows the HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions took effect progressively starting in 2023, and so far have withstood although they may be subject to legal challenges.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for XYNGARI™ or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;

•	changes to manufacturing methods;

•	recalls, replacements, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of XYNGARI™ or other product candidates. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

62

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

•

the Physician Payments Sunshine Act requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize XYNGARI™  or our other product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Development of test methodology for XYNGARI™ presents unique challenges due to the complex mixture of constituents in the product. Determination of appropriate assay(s) for release and quality control evaluations could require significant development time and cost to successfully complete and uncertain.

XYNGARI™ is comprised of both inorganic and organic constituents, and unlike most pharmaceutical products, there is no single active component to characterize for purposes of assay development. In order to release the drug product and test for stability we plan to develop a cell-based bioassay to assess inhibitory effects of XYNGARI™ on pro-inflammatory cytokines known to play a role in the pathogenesis of various skin diseases. While this approach may show activity, it may not be suitable as a quality control release potency assay for XYNGARI™. Furthermore, this technique may not have sufficient sensitivity to be considered stability-indicating and detect small changes or degradation to the product. If we are not able to develop a suitable potency assay utilizing this approach, we may have to identify and develop an alternative bioassay platform or secondary approaches that may require additional orthogonal methodologies to meet our testing requirements. This could be expensive, time consuming and its success uncertain, leading to delays in filing of the NDA.

Risks Related to Our Dependence on Third Parties

We are dependent on one supplier for the raw material used to produce XYNGARI™ and DMT410. The termination of this contract would result in a disruption to product development and our business will be harmed.

We currently only have one qualified source of supply for the raw material used in XYNGARI™ and DMT410. While we have an exclusive supply agreement with our supplier, our supplier may not comply with the terms of our agreement and may supply to third parties. XYNGARI™ and DMT410 contain a wild growing freshwater sponge that grows in an area of the Volga River delta in Russia that is partially protected by a Russian government entity. The Russian government entity allocates a quantity of freshwater sponge that may be harvested each harvest season and may determine in any year that no sponge or a smaller quantity of sponge than harvested in previous years may be harvested in a particular year, which could impact our ability to obtain raw material to manufacture and supply  XYNGARI™ and DMT410. If we have not adequately stockpiled raw materials, or even if we do stockpile raw material, we could not have enough raw material to meet the quantity demands to conduct our non-clinical and clinical studies or to supply product for the market if approved.

The freshwater sponge contained in XYNGARI™ and DMT410 can only be harvested once per year based on the presence of certain environmental conditions. If these environmental conditions are not present during the harvest season, then our supplier may not be able to harvest the raw material required, which could impact our ability to manufacture and supply XYNGARI™ and DMT410. The ability of our supplier to harvest the sponge may also be impacted by severe weather and limit the length of time they can harvest, which could limit the amount of raw material that can be harvested, which may impact our ability to manufacture and supply XYNGARI™ and DMT410. The portion of the Volga River delta where the sponge grows could also become contaminated from pollutants, which could contaminate the sponge to be harvested by our supplier, making it unusable in humans, impacting our ability to manufacture and supply XYNGARI™ and DMT410.

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

Restrictions could be imposed on the harvesting of the raw material. Such events could have a significant impact on our cost and ability to produce XYNGARI™ and DMT410 and anticipated line extensions. The country from which we obtain the raw material could change its laws and regulations regarding the export of the natural products or impose or increase taxes or duties payable by exporters of such products. In addition, any business, global or economic challenges our existing supplier faces, whether in the ordinary course of business or not, could impair its ability to supply our needs for raw materials. Accordingly, there is a risk that supplies of our raw materials may be significantly delayed by or may become unavailable as a result of any issues affecting our supply and production of naturally sourced products. In addition, if we need a new or additional suppliers, it may take a substantial amount of time and financial resources to identify any additional supplier(s) who can supply our required raw materials in the quality and quantity required for our pre-clinical and we may not be able to negotiate new agreements with an alternate or new supplier on terms that we deem commercially reasonable or at all, and the failure by us to enter into such agreements could harm our financial condition, business, clinical trials and prospects.

Our business may be affected by new sanctions, import restrictions, and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions, import restrictions, and export-control measure packages against Russian individuals and entities. We are currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in XYNGARI™  and DMT410. The counterparty to this supply agreement is a Russian entity. To date, none of these sanctions, import restrictions, or export-controls have impacted our ability to perform under our supply agreement. However, the imposition of enhanced import restrictions, export controls, or economic sanctions on transactions with Russia or Russian entities by the United States, the United Kingdom, and/or the European Union could make it challenging to process financial transactions in accordance with legal requirements and could prevent us from performing under this existing contract or any future contract we may enter or remitting payment for raw material purchased from our supplier. If there is any limitation or restriction on our ability to make timely and compliant payments to our supplier, our supplier may refuse or delay the delivery of Spongilla raw material which could result in production interruptions, delays in the progress of clinical trials, increased costs to source alternative suppliers, and a material adverse impact on our operations, financial condition, and results of operations. We’ve received multiple shipments of Spongilla raw material from our supplier during fiscal years 2023 and 2024 containing additional quantities of Spongilla raw material which we believe will provide us with sufficient quantities of Spongilla to complete the XYNGARI™  Phase 3 clinical program in moderate-to-severe acne and support filing an NDA for XYNGARI™  in acne in the event of the successful completion of the XYNGARI™  Phase 3 clinical program. Depending on the extent and breadth of new sanctions, import restrictions, or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in the Ukraine, it is possible that our business, results of operations, and financial condition could be materially and adversely affected.

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

We rely and will continue to rely on a certain third party as the sole source of the materials it supplies or the finished products it manufactures. Any of our existing and future suppliers or manufacturers may:

•	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;

•

fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our clinical or commercial needs;

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

In addition, these contract manufacturers may engage with other companies to supply and manufacture materials or products for such companies, which may expose our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: Gerald T. Proehl, our Chief Executive Officer, President and Chairman of our board of directors (the “Board”); Kyri K. Van Hoose, C.P.A, M.B.A., our Senior Vice President, Chief Financial Officer; Christopher J. Nardo, M.P.H., Ph.D. our Chief Development Officer; and Maria Bedoya Toro Munera, Ph.D. M.B.A., our Senior Vice President, Regulatory Affairs and Quality Assurance. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we may collect, store, and transmit confidential information and data, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest non-provisional priority application filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The licensed U.S. patents relating to XYNGARI™ expired in 2022 and 2023 or we have abandoned and will not be eligible for patent term extension if approval occurs after patent expiration.

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

The complexity and uncertainty of European laws have increased in recent years.

In Europe, a new unitary patent system was launched on June 1, 2023, which significantly impacted European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which are subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business.

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects. For more information about these license arrangements, see “Business—Material Agreements.”

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

The market price of our common stock and Warrants have been highly volatile. The market price for our common stock and Warrants may be volatile and subject to wide fluctuations in response to factors including the following:

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock

Our common stock is currently listed on the Nasdaq Capital Market. Continued listing of a security on Nasdaq Capital Market is conditioned upon compliance with various continued listing standards. In the past, we have received notices from Nasdaq’s Listing Qualifications Department indicating that we had not complied with certain of the Nasdaq Capital Market’s continued listing standards. While we have regained compliance for each instance, there can be no assurance that we will continue to maintain compliance with the Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, and employees and lead to fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on the Nasdaq Capital Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market or another national exchange’s listing requirements.

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

As of December 31, 2024, we had net operating loss carryforwards, or NOLs, of approximately $20.3 million for federal income tax purposes and approximately $5.0 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future U.S. federal income tax and U.S. state income tax obligations. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected NOLs. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, however, the deductibility of our federal NOLs generated in such years will be limited to 80% of taxable income if utilized in taxable years beginning after December 31, 2020. Federal net operating losses incurred in years beginning before January 1, 2018, are subject to a twenty-year carryforward but are not limited to 80% of taxable income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

In the ordinary course of our business, we may use, store and process confidential information and data.  To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of data segregation, physical, procedural, and technical safeguards along with some documented policies and procedures.  By fully outsourcing our IT environment and placing it within expert third party software-as-a-service, human resource, and clinical providers, our primary means of minimizing cybersecurity risk is limiting the amount of sensitive data within our enterprise.

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee, collaborator, and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, response plans, tests on our systems, review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including IT consultants and computer security firms, to enhance our cybersecurity oversight including by gaining valuable insights into the ever-evolving cybersecurity landscape. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

In an effort to deter and detect cyber threats, we regularly provide all employees with a data protection, cybersecurity, incident response, and prevention, training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

Under the ultimate direction of our Chief Executive Officer, with oversight from our Board and Audit Committee (as described below), we maintain a security governance structure to evaluate and address cybersecurity risks. Our Chief Executive Officer regularly consults with our Chief Financial Officer and third-party IT consultants and computer security firms, leveraging and relying upon these consultants’ cybersecurity expertise, to develop strategies that assess and address threats while aligning cybersecurity efforts with business objectives and operational requirements.

The Audit Committee of our Board provides direct oversight over cybersecurity risk and provides updates to the Board regarding such oversight on a periodic basis. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents. The Audit Committee also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

ITEM 2. PROPERTIES

Our mailing address is 3525 Del Mar Heights Rd., #322, San Diego, California 92130. All of our employees work remotely. We believe our virtual work structure is adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock and Warrants trade on The Nasdaq Capital Market under the symbols “DRMA” and “DRMAW,” respectively, since August 12, 2021.

Holders

As of March 1, 2025, there were approximately 69 stockholders of record of our Common Stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We are a late-stage medical dermatology company focused on identifying, developing, and commercializing innovative pharmaceutical product candidates for the treatment of medical skin diseases and aesthetic applications we believe represent significant market opportunities.

Dermatological diseases such as acne, psoriasis vulgaris (or psoriasis), hyperhidrosis, and various aesthetic indications, affect millions of people worldwide each year which may negatively impact their quality of life and emotional well-being. While there are multiple current treatment options for these indications on the market, we believe that most have significant drawbacks, including underwhelming efficacy, cumbersome application regimens and varying negative side effects, all of which we believe lead to decreased patient compliance. A majority of these indications are first treated with topical therapy; however, many patients frequently switch treatments or discontinue treatment altogether due to patient dissatisfaction. This is primarily due to slow and modest response rates, early onset of negative side effects, daily application schedules and long duration of therapy. Given the limitations with current topical therapies, we believe there is a significant opportunity to address the needs of frustrated patients searching for topical products that satisfy their dermatological and lifestyle needs.

Our two product candidates, XYNGARI™ and DMT410, both incorporate our proprietary, multifaceted, Spongilla technology to topically treat a variety of dermatological conditions. Our Spongilla technology is derived from a naturally grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a powder that is mixed with a fluidizing agent immediately prior to application to form an easily applicable paste. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world and under specific environmental conditions, all of which give it its distinctive anti-microbial, anti-inflammatory, and mechanical properties. The combination of these environmental conditions, the proprietary harvesting protocols developed with our exclusive supplier, and our post-harvest processing procedures produce a pharmaceutical product candidate that optimizes the mechanical components as well as the chemical components of the sponge to create a product candidate with multiple mechanisms of action for the treatment of inflammatory skin conditions and aesthetic applications.

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

Our lead product candidate, XYNGARI™, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne, which has a U.S. market size of approximately 30 million patients seeking treatment. In November 2024, we completed patient enrollment in the first of two Phase 3 clinical trials of XYNGARI™ in moderate-to-severe acne. We expect to receive top-line results from the first Phase 3 trial in March 2025. Both Phase 3 studies will be double blinded, randomized, placebo controlled, and enroll about 550 patients, age 9 years or older across sites in the United States and Latin America. The primary endpoints include absolute reduction in inflammatory and noninflammatory lesions and the improvement in investigators global assessment (IGA) of acne. Patients will be treated once a week for 12 weeks with either XYNGARI™ or placebo and will be evaluated monthly. As requested by the FDA, the second Phase 3 study will be followed by an extension study to follow patients for a 12-month total treatment period. Previously XYNGARI™ has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with XYNGARI™ achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the XYNGARI™ acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation upon receipt of adequate funds.

XYNGARI™ consists of two grams of powder processed from the naturally grown freshwater sponge, Spongilla lacustris. The patient mixes the powder with a fluidizing agent (3% hydrogen peroxide) immediately prior to application by the patient to form an easy-to-apply paste. The paste is applied like a mud mask and is left on the skin for approximately ten to fifteen minutes, after which time it is washed off with water. Due to the unique combination of XYNGARI™’s mechanical components and chemical components, and based on our Phase 2 acne data, we believe patients will only need to apply XYNGARI™ once weekly to produce the desired treatment effect. The mechanical components of the Spongilla powder consist of many microscopic siliceous, needle-like spicules that, when massaged into the skin, penetrate the stratum corneum (the skin’s outermost protective layer) and create microchannels into the dermis where pro-inflammatory cytokines and bacteria reside. We believe that the penetration of the spicules also leads to the opening of microchannels, which allow oxygen to enter pilosebaceous glands, helping to kill C. acnes, which grow in an anaerobic (without oxygen) environment C. acnes is the bacteria that cause inflammatory lesions in acne patients). The spicules also cause rejuvenation of the top layer of dead skin, thereby increasing collagen production. Additionally, we believe the newly created microchannels provide a conduit for XYNGARI™’s naturally occurring chemical compounds to be delivered to the dermis and pilosebaceous glands, helping to kill the C. acnes and fight inflammation. In addition to these anti-microbial compounds, XYNGARI™ also appears to have anti-inflammatory chemical compounds, as demonstrated in in vitro experiments, that inhibit inflammation through the reduction of C.acnes stimulated IL-8 production and by inhibiting IL-17A and IL-17F expression in human cell lines. Also, during in vitro studies of XYNGARI™’s organic compounds, we observed the inhibition of the lipogenesis of sebocytes, which may translate to a reduction in sebum (an oily and waxy substance produced by the human body’s sebaceous glands) production and the oiliness of the skin in patients, which was observed by a number of clinical investigators in our Phase 2 acne studies. We believe the combination of these biological and mechanical effects could be important factors in treating multiple inflammatory skin diseases, as seen in our clinical trials.

Our second product candidate utilizing our Spongilla technology is DMT410. DMT410 is intended to consist of one treatment of our proprietary sponge powder followed by one topical application of botulinum toxin for delivery into the dermis. Currently, botulinum toxin is only approved to be delivered to the dermis by intradermal injections, which can be painful for the patient and time-consuming for the physician. However, we believe DMT410’s ability to topically deliver botulinum toxin into the dermis could have similar levels of efficacy to existing delivery techniques, with fewer tolerability issues, and a quicker application time, possibly replacing the need for intradermal injections. We first tested DMT410 in a Phase 1 POC trial of axillary hyperhidrosis patients, which saw 80% of patients achieve a reduction in gravimetric sweat production greater than 50% four weeks after a single treatment. With almost 40% of the hyperhidrosis market currently being treated with intradermal injections of botulinum toxin, we believe there could be significant opportunity for DMT410 to break into this market and replace intradermal injections of botulinum toxin. Based on DMT410’s ability to effectively deliver botulinum toxin to the dermis as observed in the Phase 1 axillary hyperhidrosis trial, we also conducted a Phase 1 POC trial of DMT410 for the treatment of multiple aesthetic skin conditions, including reduction of pore size, sebum production, and fine lines, among others. In November 2021, we announced top-line results from this trial, where we saw promising data that we believe warrants further investigation of DMT410. In January 2025, we entered into the Clinical Trial Agreement with Revance pursuant to which we in collaboration with Revance intend to conduct a multi-center Phase 2 clinical trial to evaluate the topical application of XYNGARI™, with DAXXIFY® (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A, for the treatment of axillary hyperhidrosis.

We have a limited operating history. Since our inception, our operations have focused on developing XYNGARI™ and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $68.8 million of gross proceeds from the sale of our debt and equity securities, including the securities sold in our initial public offering.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $12.3 million and $7.8 million for years ended December 31, 2024, and 2023, respectively, and as of December 31, 2024, we had an accumulated deficit of $65.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete development of XYNGARI™ for the treatment of acne, including non-clinical studies and Phase 3 clinical trials;

•	prepare and file for regulatory approval of XYNGARI™ for the treatment of moderate-to-severe acne upon positive results from the Phase 3 clinical program;

•	continue development of XYNGARI™ for the treatment of psoriasis, including a Phase 2 clinical trial and Phase 3 clinical trials, pending additional finances or strategic partner;

•	sign a partnership agreement with a botulinum toxin partner for DMT410 for the treatment of aesthetic and medical skin conditions;

•	prepare for commercialization of XYNGARI™, if approved, including the hiring of sales and marketing personnel;

•	manufacture our product candidates for Phase 2 and Phase 3 trials and commercial sale;

•	hire additional research and development and selling, general and administrative personnel;

•	maintain, expand, and protect our intellectual property portfolio; and

•	incur additional costs associated with operating as a public company.

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

Critical Accounting Policies and Significant Judgments and Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and warrants. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Warrants

We perform an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in our own Common Stock and whether the warrant holders could potentially require cash settlement of the warrants.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. We have performed an assessment of all warrants issued and modified and determined that our warrants are equity classified.

Comparison of the Years Ended December 31, 2024, and 2023

The following table summarizes our results of operations for the years ended December 31, 2024, and 2023, respectively:

	Year Ended December 31,
	2024	2023	Difference
Operating expenses:
Research and development	$8,203,691	$4,069,766	$4,133,925
General and administrative	4,309,551	3,972,140	337,411
Total operating expenses	12,513,242	8,041,906	4,471,336
Losses from operations	(12,513,242)	(8,041,906)	(4,471,336)
Other income and expenses:
Interest income	225,781	247,216	(21,435)

Net loss	$(12,287,461)	$(7,794,690)	$(4,492,771)

Research and Development Expenses

Research and development expenses increased by approximately $4.1 million from $4.1 million for the year ended December 31, 2023, to $8.2 million for the year ended December 31, 2024. The increase in research and development expense was the result of $4.9 million of increased clinical trial expenses, offset by approximately $0.2 million of decreased non-clinical expenses and approximately $0.6 million in decreased chemistry, manufacturing, and controls, or CMC, expenses. These increases were the result of our efforts dedicated to running the XYNGARI™ Phase 3 STAR-1 clinical trial.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.3 million from $4.0 million for the year ended December 31, 2023, to $4.3 million for the year ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to $0.3 million of increased audit related fees as a result of changing auditors in late 2023.

Interest income

We earn interest income via overnight deposits on our cash and cash equivalents. Interest income was approximately $0.2 million for the years ended December 31, 2024, and 2023.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Year Ended December 31,
	2024	2023
Statements of cash flows data:
Total cash used in operating activities	$(11,162,948)	$(6,408,931)
Total cash provided by financing activities	$6,886,383	$7,605,772
Increase (decrease) in cash and cash equivalents	$(4,276,565)	$1,196,841

Operating activities

Cash used in operations of approximately $11.1 million for the year ended December 31, 2024, was the result of the net loss of $12.3 million and a decrease in accounts payable of $0.1 million, offset by non-cash stock-based compensation of $0.7 million, an increase in accrued and other current liabilities of $0.4 million, as well as a decrease in prepaid expenses and other current assets of $0.2 million.

Cash used in operations of $6.4 million for the year ended December 31, 2023, was the result of the net loss of $7.8 million, offset by non-cash stock-based compensation of $0.5 million, an increase in accounts payable of $0.4 million and an increase in accrued and other current liabilities of $0.3 million, as well as a decrease in prepaid expenses and other current assets of $0.2 million.

Financing activities

Cash provided by financing activities of approximately $6.9 million for the year ended December 31, 2024, was the result of the $3.1 million of net proceeds from the September 2024 PIPE financing, net proceeds of $1.4 million from the sale of our common stock through the ATM Agreement, and net proceeds of $2.3 million from our warrant inducement financing in May 2024.

Cash provided by financing activities of $7.6 million for the year ended December 31, 2023, was the result of $4.2 million of net proceeds received from the issuance of common stock and warrants issued in offering conducted in March 2023, $1.5 million of net proceeds received from the issuance of common stock and warrants in an offering conducted in May 2023, as well as $2.0 million of net proceeds from a warrant inducement offering conducted in November 2023.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of December 31, 2024, our cash and cash equivalents totaled $3.2 million, and we had an accumulated deficit of $65.7 million. For the year ended December 31, 2024, and 2023, we used cash in operations of approximately $11.1 million and $6.4 million, respectively.

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

ATM Agreement

In June 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright &Co., LLC (“Wainwright”), as sales agent, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate proceeds of up to $1,662,761 (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). In the twelve months ended December 31, 2024, we sold 550,024 shares of common stock under the ATM Agreement, for net proceeds of $1.4 million, after deducting $0.3 million of compensation to Wainwright, auditors, lawyers, and other administration fees.

Future Capital Requirements

We plan to focus in the near term on the development, regulatory approval, and potential commercialization of XYNGARI™ for the treatment of acne and psoriasis. We anticipate we will continue to incur net losses for the next several years as we complete clinical development of XYNGARI™ for the treatment of acne and psoriasis and continue research and development of DMT410 for the treatment of aesthetic and medical skin conditions. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional drug candidates, potentially build commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our drug candidates.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will require additional capital to conduct Phase 3 studies for XYNGARI™ for the treatment of acne, and to pursue in licenses or acquisitions of other drug candidates.

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

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any late-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of the Company’s efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $12.3 million for the year ended December 31, 2024, and had an accumulated deficit of $65.7 million as of December 31, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the completion of our initial public offering, which would be August 2026, or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

100

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter and year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)

During the fiscal quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current executive officers and directors, as of March 1, 2025:

Name	Age	Position(s)	Serving in Position Since
Gerald T. Proehl	66	President, Chief Executive Officer and Chairman	2014
Kyri K. Van Hoose	46	Senior Vice President, Chief Financial Officer	2021
Christopher J. Nardo, Ph.D.	60	Senior Vice President, Chief Development Officer	2015
Maria Bedoya Toro Munera, Ph.D.	73	Senior Vice President, Regulatory Affairs & Quality Assurance	2016
Brittany Bradrick	55	Director	2022
Mary Fisher	63	Director	2021
David Hale	76	Lead Director	2014
Steven J. Mento, Ph.D.	73	Director	2021
Andrew Sandler, M.D.	60	Director	2021
Kathleen Scott	56	Director	2021
Wendell Wierenga, Ph.D.	77	Director	2016

Executive Officers

Gerald T. Proehl, President, Chief Executive Officer, and Chairman

Mr. Proehl became a director and our President and Chief Executive Officer in December 2014 and became our Chairman in April 2021. Mr. Proehl has more than 30 years of experience within the pharmaceutical industry and 21 years of experience as a chief executive officer. From January 2002 until January 2014, Mr. Proehl was President and CEO of Santarus, Inc., where he led the sale of Santarus, Inc. to Salix Pharmaceuticals, Inc. for $2.6 billion. Prior to Santarus, Inc., Mr. Proehl worked for Hoechst Marion Roussel, Inc. for 14 years, where he served in various capacities, including VP of Global Marketing. While at Hoechst, he was responsible for marketing products in multiple therapeutic areas, including cardiology, allergy/respiratory, immunology, and neurology. Mr. Proehl holds a B.S. in Education from State University of New York at Cortland, an M.A. in Exercise Physiology from Wake Forest University, and an M.B.A. from Rockhurst University. Mr. Proehl currently serves as chairman of the board of one public company, Tenax Therapeutics, Inc. (NYSE: TENX). Mr. Proehl was selected as an officer and director due to his leadership experience at other companies and his history of founding and operating specialty pharmaceutical companies.

Kyri K. Van Hoose, Senior Vice President, Chief Financial Officer

Ms. Van Hoose became our Senior Vice President and Chief Financial Officer in September 2021. Ms. Van Hoose is a seasoned and collaborative professional with over 20 years of experience in the life science industry. Prior to joining Dermata, from September 2020 to April 2021, Ms. Van Hoose served as Chief Financial Officer of TEGA Therapeutics, Inc., a private biotechnology company. Prior to TEGA, from November 2019 to April 2020, Ms. Van Hoose served as the head of finance for Curzion Pharmaceuticals, Inc., a private, rare disease company, until its acquisition by Horizon Therapeutics plc in April 2020. Ms. Van Hoose also served as head of finance at Avelas Biosciences, Inc., a clinical-stage biotechnology company from December 2017 to July 2019. From September 2005 to February 2016, Ms. Van Hoose held leadership positions of increasing responsibilities at Acadia Pharmaceuticals, Inc., including Senior Director of Finance and Corporate Controller. Ms. Van Hoose began her career at Deloitte and is a licensed Certified Public Accountant (California inactive). Ms. Van Hoose earned her B.S. in Accounting at the University of Southern California and M.B.A. at the University of California, Irvine.

Christopher J. Nardo, Ph.D., Senior Vice President, Chief Development Officer

Dr. Nardo became our Senior Vice President and Chief Development Officer in July 2022, and previously was our Senior Vice President of Development beginning in June 2015. Dr. Nardo has more than 25 years’ experience in the biopharmaceutical industry and has successfully filed more than a dozen marketing applications in the United States, Europe, Canada, Australia and Japan. His experience spans pre-clinical work through Phase 4 drug development of both small molecules and biologics for a broad range of therapeutic areas including: dermatology, ophthalmology, oncology, antiviral, urology, auto-immune and cardiology. From 2010 to 2015, Dr. Nardo was Senior Director of Clinical Development at Allergan where he had responsibility for the conduct, submission, and approval of several global drug development programs, involving multiple dermatology assets, which included several new indications for BOTOX®. From 2005 to 2010, Dr. Nardo served as Vice President of Clinical Operations at Spectrum Pharmaceuticals where he worked on developing new therapeutic opportunities in oncology and urology, including Fusilev® and Zevalin®. Prior to joining Spectrum, Dr. Nardo held several clinical development positions with increasing responsibility at CancerVax Corporation, The Immune Response Corporation, and Procter and Gamble. Dr. Nardo earned a Ph.D. in Epidemiology from the University of North Carolina at Chapel Hill, an M.P.H. from San Diego State University, and a B.S. (Biology) from Loyola Marymount University.

Maria Bedoya Toro Munera, Ph.D., Senior Vice President, Regulatory Affairs & Quality Assurance

Dr. Bedoya Toro Munera became our Senior Vice President of Regulatory Affairs and Quality Assurance in January 2016. Dr. Bedoya Toro Munera has more than 30 years of experience in regulatory compliance, quality control and quality assurance within the pharmaceutical industry. From 2014 until its sale to Celgene in 2015, Dr. Bedoya Toro Munera served as Senior Vice President, Regulatory Affairs and Quality Assurance at Receptos Inc. Prior to Receptos, Inc., Dr. Bedoya Toro Munera served as Senior Vice President of Regulatory Affairs and Quality Assurance at Santarus, Inc. from June 2007 to January 2014. She previously served as Senior Director Regulatory Affairs at Eisai Medical Research Inc., from November 2006 to May 2007, moving to Eisai from Ligand Pharmaceuticals, Inc. when Ligand divested their oncology products to Eisai in November 2006. Dr. Bedoya Toro Munera worked as Senior Director Global Regulatory Affairs and Compliance at Ligand from 2003 to 2006. From 2000 to 2003, she served as Director Global Regulatory Affairs at Baxter Hyland Immuno. From 1998 to 2000, Dr. Bedoya Toro Munera worked at BASF Bioresearch Corporation as Director, Regulatory Affairs/Quality, and from 1996 to 1998, she worked as Director, Quality Assurance and Regulatory Compliance at Amylin Pharmaceuticals. From 1988 to 1996, Dr. Bedoya Toro Munera worked at Rhone-Poulenc Rorer in a number of increasingly responsible positions in regulatory compliance, quality assurance, quality control and compliance. Dr. Bedoya Toro Munera holds an M.B.A. from the University of Chicago, and a Ph.D. in bio-analytical chemistry from Ohio University. In addition, she has a M.A. in bio-analytical chemistry and a B.S. in chemistry from Western Michigan University.

Non-Employee Directors

Brittany Bradrick, Director

Ms. Bradrick became a director in January 2022. Ms. Bradrick has served as the Chief Operating Officer and Chief Financial Officer of Neurelis, Inc. since September 2022 and the Chief Financial Officer since October 2021. Prior to joining Neurelis, Ms. Bradrick was Chief Operating Officer and Chief Financial Officer at ViaCyte Inc. from June 2020 to September 2021. Prior to Viacyte, Ms. Bradrick served in strategy and corporate development positions at Insulet Corporation as Vice President, Strategy & Corporate Development from 2016 to 2020 and as Director, Business Development & Alliance Management at Abbott Laboratories (NYSE: ABT). Ms. Bradrick was appointed as a director to Spectrum Pharmaceuticals, Inc. (Nasdaq: SPPI) on May 4, 2022 and was appointed as the chairperson to the audit committee on May 25, 2022. Prior to these positions, Ms. Bradrick was an investment banker for the life science industry at Piper Jaffray, Credit Suisse, and Chase Securities from 1997 to 2007. Ms. Bradrick began her career as a Federal Reserve Bank Examiner. Ms. Bradrick holds an M.B.A. from the Johnson Graduate School of Management at Cornell University and a B.S. in Business Administration from the University of Missouri. Ms. Bradrick was selected as a director due to her extensive industry and financial experience.

Mary Fisher, Director

Ms. Fisher became a director upon the effectiveness of our initial public offering in August 2021. Ms. Fisher currently serves as Chief Executive Officer, Chair, and a Director at Colorescience Inc., a science-based skincare company and former division of SkinMedica, Inc. While at SkinMedica, Ms. Fisher served as Chief Executive Officer from April 2008 to December 2012, where she led the successful sale of the company to Allergan, Inc. for $350 million. Prior to joining SkinMedica, from June 2000 to July 2007, Ms. Fisher served as the Chief Operating Officer of Acorda Therapeutics, Inc. (Nasdaq: ACOR). She previously held management and leadership positions at Cephalon, Inc. from March 1994 to March 1999, Immunex Corp. from November 1990 to March 1994, and Boehringer Ingelheim from 1981 to 1990. She previously served on the Board of Directors at ZELTIQ Aesthetics, Inc. from September 2012 to April 2017, and Ovascience from June 2013 to August 2018. Ms. Fisher currently sits on the Board of AVAVA, a position she has held since December 2024. Ms. Fisher was selected as a director due to her extensive business and professional experience.

David Hale, Lead Director

Mr. Hale is our co-founder and has served as a member of our board of directors since December 2014, and as Lead Director since April 2021. Mr. Hale is Chairman and CEO of Hale BioPharma Ventures, LLC a private company focused on the formation and development of biotechnology, specialty pharma, diagnostic and medical device companies. Mr. Hale is a serial entrepreneur who has been involved in the formation and development of a number of successful biomedical companies. He served as the Chairman of Santarus, Inc., a specialty biopharmaceutical company, since 2004 and a member of Santarus’ board since 2000, prior to its acquisition by Salix Pharmaceuticals, Ltd. in 2014, and as Chairman of SkinMedica, Inc., prior to its sale to Allergan in 2012, Micromet, Inc., prior to its sale to Amgen Inc. in 2012, Somaxon Pharmaceuticals, Inc., prior to its sale to Pernix Therapeutics Holdings Inc. in 2013, Crisi Medical Systems, Inc., prior to its sale to Becton Dickinson & Company in 2015, and Agility Clinical, Inc. prior to its sale to Precision Medicine Inc. in 2017. Mr. Hale is a co-founder and currently serves as Chairman of Oncternal Therapeutics, Inc. (NASDAQ: ONCT), since 2013. Mr. Hale is also a co-founder and currently serves as a director of Neurelis, Inc., a private company, and is a co-founder of Zerigo Health, Inc., Cadence, Inc., Evoke Pharma, Inc., Elevation Pharma, Inc., and Zogenix, Inc. Mr. Hale is a co-founder and serves on the Board of Directors of BIOCOM and CONNECT and is a former member of the Board of the Biotechnology Innovation Organization (BIO), and the Biotechnology Institute. He has served on the Board of Rady Children’s Hospital since 1986, including Chairman of the Board from 2011 to 2015, and is founder and Chairman of the Rady Children’s Institute of Genomic Medicine. He is a member of the UCSD Rady School of Management Dean’s Advisory Council, a member of the board of the University of San Diego, and is a former Director of the San Diego Economic Development Corporation. Mr. Hale was selected as a director due to his industry and executive business experience.

Steven J. Mento, Ph.D., Director

Dr. Mento became a director upon the effectiveness of our initial public offering in August 2021. Dr. Mento served as President and Chief Executive Officer of Histogen Inc. from March 2023 until September 2023. He assumed these positions in March of 2023. From November 2021 to October 2023, Dr. Mento served as Executive Chairman and Interim President and CEO of Histogen Inc. (Nasdaq: HSTO). Since July 2005, Dr. Mento has served as a director on the board of directors of Conatus Pharmaceuticals, Inc. and from July 2005 to December 2012, Dr. Mento served as chairman of Conatus’ board of directors. Dr. Mento was a co-founder of Conatus and served as its President and Chief Executive Officer from July 2005 until its merger with Histogen Inc. in May 2020. Dr. Mento has over 35 years of combined experience in the biotechnology and pharmaceutical industries. From 1997 to 2005, Dr. Mento was President, Chief Executive Officer and a member of the board of directors of Idun Pharmaceuticals, Inc. Dr. Mento guided Idun during its transition from a discovery focused organization to a drug development company with multiple products in or near human clinical testing. In April 2005, Idun was sold to Pfizer Inc. Previously, Dr. Mento served as President of Chiron Viagene, Inc. (subsequently Chiron Technologies, Center for Gene Therapy) from 1995 to 1997, and Vice President of Chiron Corporation from 1995 to 1997. Dr. Mento was Vice President of research and development at Viagene from 1992 to 1995. Prior to Viagene, Dr. Mento held various positions at American Cyanamid Company from 1982 to 1992, including as Director of Viral Vaccine Research and Development at Lederle-Praxis Biologicals, a business unit of American Cyanamid. Dr. Mento currently serves on the board of directors of Histogen, BIOCOM California and various academic and charitable organizations. He previously served on the boards of Biotechnology Innovation Organization, BIO Emerging Companies Section Governing Board, BIO Health Section Governing Board, and Sangamo Biosciences, Inc. Dr. Mento holds a Ph.D. and M.S., both in Microbiology, from Rutgers University, and a B.A. in Microbiology from Rutgers College. Dr. Mento was selected as a director due to his experience in the biotechnology and pharmaceutical industries, including executive leadership experience at several pharmaceutical companies.

Andrew Sandler, M.D., Director

Dr. Sandler became a director upon the effectiveness of our initial public offering in August 2021. Dr. Sandler served as Chief Medical Officer of Alpine Immune Sciences, Inc. (Nasdaq: ALPN) from August 2022 until June 2024. From September 2017 until June 2022, Dr. Sandler served as Chief Medical Officer at Kiadis Pharma N.V. Prior to Kiadis, Dr. Sandler was Senior Vice President, Medical Affairs at Medivation (acquired by Pfizer) from January 2016 to June 2017. Dr. Sandler held various additional roles including Chief Medical Officer and Seattle Site Head at Dendreon Pharmaceuticals from October 2010 to April 2015. Prior to Dendreon, Dr. Sandler was Chief Medical Officer at Spectrum Pharmaceuticals from September 2008 to April 2010, and Vice President, Head of Global Medical Affairs, Oncology for Bayer Healthcare Pharmaceuticals from February 2008 to February 2010. Dr. Sandler also held various positions at Berlex Oncology/Schering AG from October 2003 to August 2008, and Seagen, Inc. from October 1999 to June 2003. Dr. Sandler was a Fellow in Hematology/Medical Oncology at the University of California, San Francisco (UCSF) from July 1994 to June 1996. He did his Internship, Residency, and Chief Residency at Mt. Sinai Hospital in New York, NY from July 1990 to June 1994. Dr. Sandler attended and received his MD degree from Mount Sinai School of Medicine (Icahn School of Medicine at Mt. Sinai) from July 1986 to June 1990. In addition, he graduated from the University of Rochester with a B.S. degree in Neuroscience in 1986. Dr. Sandler was selected as a director due to his experience in the biotechnology and pharmaceutical industries as well as his leadership experience.

Kathleen Scott, Director

Ms. Scott became a director upon the effectiveness of our initial public offering in August 2021. Ms. Scott is currently the Chief Financial Officer of ARS Pharmaceuticals, Inc., a publicly traded biotech company (Nasdaq: SPRY). Prior to ARS Pharmaceuticals, Ms. Scott was the Chief Financial Officer of Neurana Pharmaceuticals from January 2017 to March 2022, Recros Medica from August 2014 to April 2021, Adigica Health from February 2016 to March 2021, Clarify Medical from August 2014 to December 2016, Oncternal Therapeutics from March 2016 to May 2016, MDRejuvena from August 2014 to August 2016, and BioSurplus from March 2010 to November 2014. Prior to BioSurplus, Ms. Scott was a Partner at RA Capital Advisors, a San Diego private investment bank providing financial advisory services. Ms. Scott spent over 15 years with RA Capital Advisors, from December 1994 to July 2010, completing billions of dollars of mergers, acquisitions, divestitures, and restructurings for a broad range of corporate clients. Ms. Scott started her career as an auditor in Arthur Andersen’s San Diego office, focusing on both public and private clients. Ms. Scott was the past board chair and is a current director of the YMCA of San Diego County. In September of 2023 Ms. Scott became a director of NKGen Biotech, Inc. (OTCQX: NKGN) and is currently the chair of its audit and compensation committees. Ms. Scott is a CPA and CFA charter holder and graduated magna cum laude from UCLA with a B.S. in economics/business. Ms. Scott was selected as a director due to her extensive industry and financial experience.

Wendell Wierenga, Ph.D., Director

Dr. Wierenga became a director in September 2016. From June 2011 to January 2014, Dr. Wierenga served as Executive Vice President, Research and Development at Santarus, Inc., a public biopharmaceutical company that was acquired by Salix Pharmaceuticals, Inc. in January 2014. From July 2004 to May 2011, Dr. Wierenga served as Executive Vice President, Research and Development at Ambit Biosciences Corporation and Neurocrine Biosciences, Inc. (Nasdaq: NBIX). Prior to Neurocrine, from August 1999 to June 2004 he served as the Chief Executive Officer for Syrrx, Inc. where he built an early-stage biotech company which was acquired by Takeda Pharmaceutical Company Limited in 2005. From 1990 to 2000, Dr. He also was Sr. VP of Research at Parke Davis/Warner Lambert, when it was acquired by Pfizer Inc. and prior to that held various positions in research at Upjohn Pharmaceuticals from 1974-1990. Dr. Wierenga earned his Ph.D. in chemistry from Stanford University and his B.A. from Hope College in Holland, Michigan. Dr. Wierenga is currently the chair of the Board of Directors of Crinetics Pharmaceuticals, Inc. (Nasdaq: CRNX) and is also a member of the Board of Directors of Cytokinetics, Inc. (Nasdaq: CYTK). He was most recently was on the Board of Directors for Anacor Pharmaceuticals Inc. and XenoPort, Inc. prior to their sales to Pfizer Inc. and Arbor Pharmaceuticals, LLC, respectively. Dr. Wierenga was selected as a director due to his industry and executive business experience.

Classified Board of Directors

In accordance with the terms of our Certificate of Incorporation and our amended and restated bylaws, as amended, (“Bylaws”) our Board is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

•	The Class I directors are Andrew Sandler, M.D., and Mary Fisher; their terms will expire at the 2025 annual meeting of stockholders.

•	The Class II directors are David Hale, Brittany Bradrick, and Steven J. Mento, Ph.D.; their terms will expire at the 2026 annual meeting of stockholders.

•	The Class III directors are Gerald T. Proehl, Wendell Wierenga, Ph.D., and Kathleen Scott; their terms expire at the 2027 annual meeting of stockholders.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our Certificate of Incorporation and Bylaws provide that the authorized number of directors may be changed only by resolution of our Board. Our Certificate of Incorporation and Bylaws also provide that our directors may be removed only for cause, and that any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may be filled only by vote of a majority of our directors then in office, even if less than a quorum, or by a sole remaining director.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our employees, officers and directors. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.dermatarx.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not part of this Form 10-K.

Insider trading arrangements and policies.

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Board Committees

Our Board has established an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”), and a Nominating and Corporate Governance Committee (“Nominating and Corporate Governance Committee”) Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee named above are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operate under a charter that has been approved by our Board, which are available on our website.

Audit Committee. Our Audit Committee consists of Kathleen Scott, Mary Fisher, and Brittany Bradrick, with Ms. Scott serving as the Chairwoman of the Audit Committee. Our Board has determined that the three directors currently serving on our Audit Committee are independent within the meaning of the Nasdaq Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Kathleen Scott qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Marketplace Rules. Each of the members of the Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq.

The Audit Committee’s responsibilities include:

•

appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm, and in particular the provision of additional services to each entity covered by the Audit Committee;

•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•

reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	monitoring the audit of our financial statements;

•	setting policies for our hiring of employees or former employees of our independent registered public accounting firm;

•	reviewing our significant risks or exposures and assessing the steps that management has taken or should take to monitor and minimize such risks or exposures;

•	reviewing the adequacy of our internal control over financial reporting, including information system controls and security;

•	monitoring the effectiveness of our systems of internal control, internal audit and risk management for each entity covered by the Audit Committee;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

107

•

recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement;

•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Our Audit Committee operates pursuant to a charter that is available on our website at https://ir.dermatarx.com/ under the Governance section.

Compensation Committee. Our Compensation Committee consists of Wendell Wierenga, Ph.D., David Hale, and Andrew Sandler, M.D., with Dr. Wierenga serving as the Chairman of the Compensation Committee. Our Board has determined that the three directors currently serving on our Compensation Committee are independent under the listing standards, are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Compensation Committee’s responsibilities include:

•

reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, the officers who report directly to the chief executive officer and all officers who are “insiders” subject to Section 16 of the Exchange Act;

•

evaluating the performance of our chief executive officer and such other officers in light of such corporate goals and objectives and determining and approving, or recommending to our Board for approval, the compensation of our chief executive officer and such other officers;

•	appointing, compensating, and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;

•

conducting the independence assessment outlined in the listing standards of the Nasdaq Capital Market with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;

•	annually reviewing and reassessing the adequacy of the committee charter;

•	reviewing and establishing our overall management compensation and our compensation philosophy and policy;

•	overseeing and administering our equity compensation and other compensatory plans;

•	reviewing and approving our equity and incentive policies and procedures for the grant of equity-based awards and approving the grant of such equity-based awards;

•	reviewing and making recommendations to our Board with respect to non-employee director compensation; and

•	producing a report, if required, on executive compensation to be included in our annual proxy statement or Annual Report on Form 10-K.

Our Compensation Committee operates pursuant to a charter that is available on our website at https://ir.dermatarx.com/ under the Governance section.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of David Hale, Steven Mento, Ph.D., and Andrew Sandler, M.D., with Mr. Hale serving as the Chairman of the Nominating and Corporate Governance Committee. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the Nasdaq listing standards.

The nominating and corporate governance committee’s responsibilities include:

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholder;

•	identifying individuals qualified to become members of our Board;

•	recommending to our Board the persons to be nominated for election as directors and to each of our Board’s committees;

•	developing and recommending to our Board a set of corporate governance principles;

•	articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;

•	reviewing and recommending to our Board practices and policies with respect to directors;

•	reviewing and recommending to our Board the functions, duties and compositions of the committees of our Board;

•	reviewing and assessing the adequacy of the committee charter and submitting any changes to our Board for approval;

•	considering and reporting to our Board any questions of possible conflicts of interest of Board members;

•	providing for new director orientation and continuing education for existing directors on a periodic basis;

•	performing an evaluation of the performance of the committee; and

•	overseeing the evaluation of our Board.

Our Nominating and Corporate Governance Committee operates pursuant to a charter that is available on our website at https://ir.dermatarx.com/ under the Governance section.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer, chief financial officer and the most highly-compensated executive officer (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2024 and December 31, 2023 for services rendered in all capacities to us for the years ended December 31, 2024 and December 31, 2023. These individuals are our “Named Executive Officers” for 2024. We had no other named executive officers in 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus		Stock Option Awards (3)		Total
Gerald T. Proehl	2024	$280,000	$117,600	(1)	$64,373		$461,973
President and Chief Executive Officer	2023	280,000	112,000	(2)	-		392,000

Kyri K. Van Hoose	2024	328,500	110,376	(1)	25,740		464,616
Senior Vice President, Chief Financial Officer	2023	315,000	100,800	(2)	26,450	(4)	442,250	(5)

Christopher J. Nardo, Ph.D.	2024	349,500	117,432	(1)	25,748		492,680
Senior Vice President, Chief Development Officer	2023	336,000	107,520	(2)	26,450	(4)	469,970	(5)

(1)	Bonuses earned for 2024 will be paid in 2025.

(2)	Bonuses earned for 2023 were paid in January 2024.

(3)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2024 and 2023. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are described in Note 7 to our financial statements. This amount does not reflect the actual economic value that will be realized by the executives upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(4)	These option awards outstanding as of December 31, 2023, were cancelled for no consideration in February 2024. The Company did not award any replacement stock options.
(5)	Includes the option awards outstanding as of December 31, 2023, that were cancelled for no consideration in February 2024.

Employment Agreements with Our Named Executive Officers

We are party to employment agreements with each of our Named Executive Officers listed below. Each of these Named Executive Officers are currently party to customary confidentiality and intellectual property assignment agreements with us.

Gerald T. Proehl

On December 6, 2021, we entered into an employment agreement with Mr. Proehl (the “Proehl Agreement”). Under the terms of the Proehl Agreement, Mr. Proehl holds the position of President and Chief Executive Officer and is due a base salary of $350,000 annually. However, starting in July 2022, in an effort to preserve the Company’s cash, Mr. Proehl voluntarily agreed to a base salary of $280,000, which the Compensation Committee approved and has not been increased since 2022. In addition, Mr. Proehl is eligible to receive an annual bonus, with a target amount equal to 50% of Mr. Proehl’s base salary. The actual amount of each annual bonus will be based upon the level of achievement of certain of our corporate objectives and Mr. Proehl’s individual objectives, in each case, as established by the Company and Mr. Proehl for the calendar year with respect to which the annual bonus relates. The determination of the level of achievement of the corporate objectives and Mr. Proehl’s individual performance objectives for a year shall be made by us in our reasonable discretion. In addition, Mr. Proehl is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or the Compensation Committee, in their discretion. Mr. Proehl will also be eligible to participate in any executive benefit plan or program we adopt.

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

Kyri K. Van Hoose

On November 19, 2021, we entered into an employment agreement with Ms. Van Hoose, which was subsequently amended on January 1, 2022 (as amended, the “Van Hoose Agreement”). Under the terms of the Van Hoose Agreement, she holds the position of Senior Vice President and Chief Financial Officer and receives a base salary of $328,500 annually. In addition, Ms. Van Hoose is eligible to receive an annual bonus, with a target amount equal to forty percent (40%) of Ms. Van Hoose’s base salary. The actual amount of each annual bonus will be based upon the level of achievement of our corporate objectives and Ms. Van Hoose’s individual objectives, in each case, as established by us and Ms. Van Hoose for the calendar year with respect to which the annual bonus relates. The determination of the level of achievement of the corporate objectives and Ms. Van Hoose’s individual performance objectives for a year shall be made by us in our reasonable discretion. In addition, pursuant to the terms of her employment agreement, Ms. Van Hoose is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Ms. Van Hoose is also eligible to participate in any executive benefit plan or program we adopt.

We may terminate Ms. Van Hoose’s employment at any time without Cause (as that term is defined in the Van Hoose Agreement) upon two weeks prior written notice to Ms. Van Hoose. Ms. Van Hoose may terminate her employment for Good Reason (as that term is defined in the Van Hoose Agreement) upon 60 days written notice to us, upon which notice we have 30 days to cure the conditions that Ms. Van Hoose considers to be Good Reason, subject to certain conditions set forth in her employment agreement.

If Ms. Van Hoose’s employment is terminated without Cause or for Good Reason, Ms. Van Hoose will be entitled to receive (i) the Accrued Obligations, (ii) severance payments equal to nine months of Ms. Van Hoose’s base salary (to be paid in a lump sum on the next regular payroll date within 60 days of Ms. Van Hoose’s termination), (iii) the targeted annual bonus amount the Board determines is due to Ms. Van Hoose, and (iv) if elected, the Company will reimburse Ms. Van Hoose for certain COBRA health benefits for nine months.

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

Christopher J. Nardo, Ph.D.

On August 17, 2021, we entered into an employment agreement with Dr. Nardo, which was subsequently amended on December 6, 2021, January 1, 2022, and July 1, 2022 (as amended, the “Nardo Agreement”). Dr. Nardo holds the position of Senior Vice President, Chief Development Officer and receives a base salary of $349,500 annually. In addition, Dr. Nardo is eligible to receive an annual bonus, with a target amount equal to forty percent (40%) of Dr. Nardo’s base salary. The actual amount of each annual bonus will be based upon the level of achievement of our corporate objectives and Dr. Nardo’s individual objectives, in each case, as established by us and Dr. Nardo for the calendar year with respect to which the annual bonus relates. The determination of the level of achievement of the corporate objectives and Dr. Nardo’s individual performance objectives for a year shall be made by us in our reasonable discretion. In addition, pursuant to the terms of his employment agreement, Dr. Nardo is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors or Compensation Committee, in their discretion. Dr. Nardo is also eligible to participate in any executive benefit plan or program we adopt.

We may terminate Dr. Nardo’s employment at any time without Cause (as that term is defined in the Nardo Agreement) upon two weeks prior written notice to Dr. Nardo. Dr. Nardo may terminate his employment for Good Reason (as that term is defined in the Nardo Agreement) upon 60 days written notice to us, upon which notice we have 30 days to cure the conditions that Dr. Nardo considers to be Good Reason, subject to certain conditions set forth in his employment agreement.

If Dr. Nardo’s employment is terminated without Cause or for Good Reason, Dr. Nardo will be entitled to receive (i) the Accrued Obligations, (ii) severance payments equal to nine months of Dr. Nardo’s base salary (to be paid in a lump sum on the next regular payroll date within 60 days of Dr. Nardo’s termination), (iii) the targeted annual bonus amount the Board determines is due to Dr. Nardo, and (iv) if elected, the Company will reimburse Dr. Nardo for certain COBRA health benefits for nine months.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2024.

	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Vesting
Name	Exercisable	Unexercisable	Price	Date	Schedule

Gerry T. Proehl	-	8,333	$9.1485	1/3/2034	(1)

Kyri K. Van Hoose	-	3,332	$9.1485	1/3/2034	(1)

Christopher J. Nardo, Ph.D.	-	3,333	$9.1485	1/3/2034	(1)

________________________

(1) This stock option award was granted January 4, 2024. The shares underlying the option will vest as to 25% upon the 12-month anniversary of the grant date and will vest as to 75% in 36 equal monthly installments commencing on the 12-month anniversary of the grant date.

The outstanding options awards held by our Named Executive Officers as of December 31, 2023, were cancelled for no consideration in February 2024. None of our Named Executive Officers have been granted any replacement options. We otherwise did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding option awards during the year ended December 31, 2024.

Director Compensation Table – 2024

The following table sets forth information concerning the compensation paid to our non-employee directors during 2024.

Name	Fees Earned Paid in Cash (1)	Stock Awards (2)	Stock Option Awards (3)(4)	Total
David Hale	$73,000	$-	$4,986	$77,986
Wendell Wierenga, Ph.D.	50,000	-	4,986	54,986
Kathleen Scott	55,000	-	4,986	59,986
Steven J. Mento, Ph.D.	44,000	-	4,986	48,986
Mary Fisher	47,500	-	4,986	52,486
Andrew Sandler, M.D.	49,000	-	4,986	53,986
Brittany Bradrick	47,500	-	4,986	52,486

________________________

(1)	Board of Director fees earned or paid in cash were for calendar year 2024, representing fees earned by our non-employee directors.

(2)	The Board of Directors did not receive stock awards in 2024. All compensation was paid in cash.

(3)

 In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2024. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are described in Note 7 to our financial statements. This amount does not reflect the actual economic value that will be realized by the directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(4)

In February 2024, the following options held by directors were cancelled for no consideration: (i) options exercisable for 625 shares of common stock held by David Hale; (ii) options exercisable for 1,378 shares of common stock held by Wendell Wierenga, Ph.D.; (iii) options exercisable for 937 shares of common stock held by Kathleen Scott; (iv) options exercisable for 937 shares of common stock held by Steven J. Mento, Ph.D.; (v) options exercisable for 937 shares of common stock held by Mary Fisher; (vi) options exercisable for 937 shares of common stock held by Andrew Sandler, M.D.; and (vii) options exercisable for 625 shares of common stock held by Brittany Bradrick. None of our directors have been granted any replacement options.

Director Compensation Policy

We have adopted a compensation policy pursuant to which our non-employee board members receive $40,000 per year ($60,000 for Lead Director), each member of the Audit Committee receives $7,500 per year ($15,000 for the Chair), each member of the Compensation Committee receives $5,000 per year ($10,000 for the Chair), and each member of the Nominating and Corporate Governance Committee receives $4,000 per year ($8,000 for the Chair). Any compensation to be paid under this policy may be made in cash or restricted stock units at the election of each board member which must be made in the prior calendar year. As part of this director compensation policy, our directors may elect to receive their annual compensation (i) 100% in restricted stock units, (ii) 50% in cash and 50% in restricted stock units, or (iii) 100% in cash. To the extent any of our directors elect to receive any of their compensation in restricted stock units, such restricted stock units will not be subject to any vesting term.

We have also adopted an equity compensation policy pursuant to which board members shall be granted stock options to purchase shares of our Common Stock upon joining the board of directors (“New Director Grants”), and at the beginning of each year, each then serving non-employee director shall be automatically granted stock options to purchase  shares of our common stock (“Continuing Director Grants”). New Director Grants vest upon the third anniversary of the date of grant, and the Continuing Director Grants vest in twelve equal monthly installments commencing on the date of grant. These stock options shall have a term of ten years and shall have an exercise price equal to 100% of the fair market value of a share of common stock on the date of grant. All options to be granted under this policy will be granted pursuant to our 2021 Plan.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. Consistent with our annual compensation cycle, the Compensation, Corporate Governance and Nominating Committee has for several years granted annual equity awards to its executive officers and directors at the start of the new fiscal year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in fiscal year 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

On March 24, 2021, our Board and stockholders adopted the 2021 Plan which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of our common stock and other types of awards. On June 29, 2021, our Board and stockholders approved an amendment to the 2021 Plan to increase the aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2021 Plan. On June 22, 2023, our Board and stockholders approved an additional amendment to the 2021 plan to increase the aggregate number of shares of common stock available for issuance in connection with options and other awards under the 2021 Plan.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(2)
Equity compensation plans approved by security holders(1)	52,341	$6.03	26,675
Equity compensation plans not approved by security holders	-	-	-
Total	52,341		26,675

(1)	The amounts shown in this row include securities under the 2021 Plan.

(2)

In accordance with the “evergreen” provision in the 2021 Plan, an additional 125,888 shares were automatically made available for issuance on the first day of 2025, which represents 5% of the number of shares outstanding on December 31, 2024; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2025 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and current officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of March 1, 2025 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Unless indicated below, the address of each individual listed below is c/o Dermata Therapeutics, Inc., 3525 Del Mar Heights Rd., #322, San Diego, CA 92130.

The percentage of the Common Stock beneficially owned by each person or entity named in the following table is based on 5,430,648 shares of common stock issued and outstanding as of March 1, 2025 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after March 1, 2025 held by such person or entity.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of Shares		Percentage of Shares
Name of Beneficial Owner (1)	Beneficially Owned (2)		Beneficially Owned

5% or Greater Stockholders
Proehl Investment Ventures LLC	799,624	(3)(4)	14.7%
Armistice Capital, LLC	276,422	(5)	9.99%
Intracoastal Capital LLC	262,468	(6)	6.7%
Named Executive Officers and Directors other than 5% or Greater Stockholders
Gerald T. Proehl	803,925	(3)(4)(7)	14.8%
Christopher J. Nardo, Ph.D.	1,154	(8)	*
Kyri K. Van Hoose	79,796	(9)	*
David Hale	83,545	(10)(11)(12)	*
Wendell Wierenga, Ph.D.	2,175	(13)	*
Kathleen Scott	2,038	(14)	*
Steven J. Mento, Ph.D.	1,916	(15)	*
Mary Fisher	198,862	(16)	3.7%
Andrew Sandler, M.D.	2,015	(17)	*
Brittany Bradrick	2,011	(18)	*
All Directors and Officers as a Group (11 persons)	1,117,437		21.5%
*Less than 1%.

116

(1)

Unless noted otherwise, the address of all listed stockholders is 3525 Del Mar Heights Rd., #322 San Diego, CA 92130. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

(2)

We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, which is generally determined by voting power and/or dispositive power with respect to securities. Unless otherwise noted, the shares of Common Stock listed above are owned as of March 1, 2025, and are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

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

(4)

Includes (i) 799,508 shares of Common Stock held by Proehl Investment Ventures LLC, and (ii) 116 shares of Common Stock issuable upon exercise of warrants held by Proehl Investment Ventures LLC that are exercisable within 60 days of March 1, 2025. Excludes 787,402 shares of common stock issuable upon exercise of warrants that are not exercisable until the transaction in which they were issued is approved by the Company’s stockholders.

(5)

Includes, based on the Schedule 13G/A filed on February 14, 2025, by Armistice Capital, LLC, (i) 276,422 shares of Common Stock held by Armistice Capital, LLC. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. Armistice Capital, LLC’s address is 510 Madison Avenue, 7th Floor, New York, New York 10022.

(6)

Includes, based on the Schedule 13G filed on January 28, 2025 by Intracoastal Capital LLC (“Intracoastal”), (i) 262,478 shares of Common Stock held by Intracoastal. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal Capital LLC, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities reported herein that are held by Intracoastal.

(7)

Includes (i) 247 shares of Common Stock held by Mr. Proehl, (ii) 2,640 shares of Common Stock issuable upon exercise of stock options held by Mr. Proehl exercisable within 60 days of March 1, 2025, (iii) 37 shares of Common Stock held by Mr. Proehl as Trustee of the Megan Proehl Wilder 2020 Irrevocable Trust, (iv) 74 shares of Common Stock held by Mr. Proehl as Trustee of the Allison Taylor Proehl 2020 Irrevocable Trust, (v) 149 shares of Common Stock held by Mr. Proehl as Trustee of the Sean Michael Proehl Irrevocable Trust Dated December 18, 2020, and (vi) 595 shares of Common Stock and warrants to purchase up to 595 shares of Common Stock held by Mr. Proehl as Trustee of the Proehl Family Trust. Does not include 50,729 shares of Common Stock issuable upon exercise of stock options held by Mr. Proehl that are not exercisable within 60 days of March 1, 2025.

117

(8)

Includes (i) 103 shares of Common Stock held by Dr. Nardo, (ii) 1,041 shares of common stock issuable upon exercise of stock options held by Dr. Nardo exercisable within 60 days of March 1, 2025, and (iii) 10 shares of Common Stock held by Dr. Nardo as Co-Trustee of the Nardo Family Trust Dated October 3, 2001. Does not include 22,292 shares of Common Stock issuable upon exercise of stock options held by Dr. Nardo that are not exercisable within 60 days of March 1, 2025.

(9)

Includes (i) 78,741 shares of Common Stock held by Ms. Van Hoose, and (ii) 1,055 shares of Common Stock issuable upon exercise of stock options held by Ms. Van Hoose exercisable within 60 days of March 1, 2025. Does not include 22,277 shares of Common Stock issuable upon exercise of stock options held by Ms. Van Hoose that are not exercisable within 60 days of March 1, 2025. Excludes 78,741 shares of common stock issuable upon exercise of warrants that are not exercisable until the transaction in which they were issued is approved by the Company’s stockholders.

(10)

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

(11)

Includes (i) 80,957 shares of Common Stock held by Hale BioPharma Ventures LLC, and (ii) 12 shares of Common Stock held by Hale BioPharma Ventures LLC issuable upon exercise of warrants exercisable within 60 days of March 1, 2025. Excludes 78,741 shares of common stock issuable upon exercise of warrants that are not exercisable until the transaction in which they were issued is approved by the Company’s stockholders.

(12)

Includes (i) 314 shares of Common Stock held by Mr. Hale, (ii) 1,916 shares of Common Stock issuable upon exercise of stock options held by Mr. Hale exercisable within 60 days of the Record Date, (iii) 50 shares of Common Stock held by a limited partnership of which Mr. Hale serves as the General Partner and as such, has voting and dispositive control over the shares of Common Stock, and (iv) 148 shares of Common Stock and warrants to purchase up to 148 shares of Common Stock held by Mr. Hale as Trustee of the Hale Family Trust. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Mr. Hale that are not exercisable within 60 days of March 1, 2025.

118

(13)

Includes (i) 259 shares of Common Stock held by Dr. Wierenga, and (ii) 1,916 shares of Common Stock issuable upon exercise of stock options held by Dr. Wierenga exercisable within 60 days of March 1, 2025. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Dr. Wierenga that are not exercisable within 60 days of March 1, 2025.

(14)

Includes (i) 10 shares of Common Stock held by Ms. Scott as Trustee of the Scott 2008 Trust dated 3/28/08, (ii) 112 shares of Common Stock held by Ms. Scott, and (iii) 1,916 shares of Common Stock issuable upon exercise of stock options held by Ms. Scott exercisable within 60 days of March 1, 2025. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Ms. Scott that are not exercisable within 60 days of March 1, 2025.

(15)

Includes 1,916 shares of Common Stock issuable upon exercise of stock options held by Dr. Mento exercisable within 60 days of March 1, 2025. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Dr. Mento that are not exercisable within 60 days of March 1, 2025.

(16)

Includes (i) 196,946 shares of Common Stock held by Ms. Fisher, and (ii) 1,916 shares of Common Stock issuable upon exercise of stock options held by Ms. Fisher exercisable within 60 days of March 1, 2025. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Ms. Fisher that are not exercisable within 60 days of March 1, 2025. Excludes 196,851 shares of common stock issuable upon exercise of warrants that are not exercisable until the transaction in which they were issued is approved by the Company’s stockholders.

(17)

Includes (i) 99 shares of Common Stock held by Dr. Sandler, and (ii) 1,916 shares of Common Stock issuable upon exercise of stock options held by Dr. Sandler exercisable within 60 days of March 1, 2025. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Dr. Sandler that are not exercisable within 60 days of March 1, 2025.

(18)

Includes (i) 95 shares of Common Stock held by Ms. Bradrick, and (ii) 1,916 shares of Common Stock issuable upon exercise of stock options held by Ms. Bradrick exercisable within 60 days of March 1, 2025. Does not include 3,750 shares of Common Stock issuable upon exercise of stock options held by Ms. Bradrick that are not exercisable within 60 days of March 1, 2025.

119

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a description of transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements with our Named Executive Officers which are described under “Executive Compensation.”

Employment Agreement with Child of Chief Executive Officer

Sean Proehl, the son of Gerald T. Proehl, our Chief Executive Officer, is currently employed as our Associate General Counsel. Mr. Sean Proehl receives a salary of $200,000 a year. In addition, Mr. Sean Proehl is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our Board of Directors or Compensation Committee, in its discretion.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

January 2025 Private Placement

On January 21, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale in a private placement (the “Private Placement”) of (i) 1,935,412 shares (the “Shares”) of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 72,468 shares of our common stock, at an exercise price of $0.001 per share, and (iii) warrants (the “Warrants”) to purchase up to 2,007,880 shares of our common stock at an exercise price of $1.27 per share. The purchase price per Share and accompanying Warrant was $1.27 and the purchase price per Pre-Funded Warrant and accompanying Warrant was $1.269. The Pre-Funded Warrants are exercisable immediately, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock issuable upon exercise of the Warrants. The Warrants will expire five years from the effective date of stockholder approval. The Private Placement closed on January 23, 2025.

Certain related persons, including Gerald T. Proehl, our Chief Executive Officer and Mary Fisher, member of our Board of Directors, participated in the Private Placement. Mr. Gerlad T. Proehl, through Proehl Investment Ventures LLC of which he is Managing Member, Chairman and Chief Executive Officer, purchased 787,402 Shares and accompanying Warrants for a purchase price of $1,000,000.54. Ms. Mary Fisher purchased 196,851 Shares and accompanying Warrants for a purchase price of $250,000.77. Other related persons, including Kyri K. Van Hoose, our Chief Financial Officer, David F. Hale, member of our Board of Directors and Sean Proehl, son of Mr. Gerald T. Proehl and our Associate General Counsel, participated in the Private Placement as well, each of which purchased a number of Shares and accompanying Warrants for a purchase price less than $120,000.The purchase price per Share and accompanying Warrant for our insiders was the same as paid by other investors in the Private Placement. The gross proceeds from the Private Placement were approximately $2.55 million. In February 2025, the holder of the 72,468 Pre-Funded Warrants exercised their shares, resulting in a 72,468 share increase to Common Stock outstanding prior to the filing of this document. Further information regarding the Private Placement is set forth in our Current Report on Form 8-K filed with the SEC on January 23, 2025

Policies and Procedures for Related Party Transactions:

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024, and 2023, and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to: (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties. All related-party transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.

Director Independence

The Nasdaq Stock Market LLC requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the rules require that each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, among other things, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

120

In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that David Hale, Wendell Wierenga, Ph.D., Andrew Sandler, M.D., Mary Fisher, Steven J. Mento, Ph.D., Brittany Bradrick, and Kathleen Scott do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of Nasdaq and the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents the aggregate fees billed or anticipated to be billed for professional services rendered to us by Moss Adams for our fiscal years ended December 31, 2024, and December 31, 2023:

Fee Category	December 31, 2024	December 31, 2023

Audit Fees (1)	$505,409	$387,188
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$505,409	$387,188

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements, review of the quarterly financial statements, assistance with registration statements filed with the SEC, fees to cover technology and other expenses, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

Audit Fees

Represents fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual audited financial statements, the review of our quarterly financial statements and for consents and comfort letters provided in connection with the offerings of our Common Stock.

Tax Fees

Tax fees are principally for services related to tax preparation and filing, as well as tax consulting services associated with tax preparation and filings. No such fees were incurred related to the fiscal year ended December 31, 2024.

Pre-Approval Policies and Procedures

The Audit Committee has procedures in place for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

121

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Moss Adams LLP, appear at pages F-1 through F-22 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of the Form 10-K.

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

3.5	Amended and Restated Bylaws of Dermata Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

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

2

Form of Common Stock Purchase Warrant issued in the Company’s Initial Public Offering (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

3

Form of Underwriter Warrant issued in the Company’s Initial Public Offering (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

122

4

Form of Warrant Agency Agreement between Dermata Therapeutics, Inc. and Direct Transfer, LLC entered into in connection with the Company’s Initial Public Offering (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 13, 2023).

6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.8	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

4.10	Form of May 2024 New Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

4.11	Form of May 2024 Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

4.12	Form of September 2024 PIPE Series A/Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

4.13	Form of September 2024 PIPE Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

4.14	Form of January 2025 PIPE Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

4.15	Form of January 2025 PIPE Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

4.16	Form of January 2025 PIPE Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

4.17	Description of Securities.*

123

10.1

Form of Indemnification Agreement entered into by Dermata Therapeutics, Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

10.2	Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.3

Amendment No. 1 to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.4	Amendment No. 2 to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2023).†

10.5

Amendment No. 3 to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024). †

10.6

Form of Nonqualified Stock Option Award under 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.7

Form of Incentive Stock Option Award under 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.8

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Gerald T. Proehl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.9

Form of Employment Agreement dated August 17, 2021 by and between Dermata Therapeutics, Inc. and Christopher J. Nardo, M.P.H., Ph.D. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).†

10.10

Amendment No. 1 dated December 6, 2021 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher J. Nardo (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021). †

10.11

Amendment No. 2 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher J. Nardo (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).†

10.12

Amendment No. 3 dated July 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Christopher Nardo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).†

10.13

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Maria Bedoya Toro Munera, Ph.D., M.B.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

124

10.14

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Maria Bedoya Toro Munera, Ph.D. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).†

10.15

Employment Agreement dated December 6, 2021 by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2021).†

10.16

Amendment No. 1 dated January 1, 2022 to the Employment Agreement by and between Dermata Therapeutics, Inc. and Kyri K. Van Hoose. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed March 16, 2023).†

10.17

Supply Agreement between Dermata Therapeutics LLC and Reka-Farm LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.18

License Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of March 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).#

10.19

Amended and Restated Annex A to the License Agreement between Dermata Therapeutics LLC and Villani, Inc. dated as of March 31, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2021).

10.20

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

10.22

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

10.24

Form of Placement Agent Agreement dated April 20, 2022 between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.25	Form of Purchase Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (File No. 333-270195) filed on March 16, 2023).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.27	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

125

10.28	Form of May 2024 Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

10.29

ATM Agreement, dated June 7, 2024, by and between Dermata Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024).

10.30	Form of September 2024 PIPE Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

10.31	Form of September 2024 PIPE Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2024).

10.32	Clinical Trial Collaboration Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2025).

10.33	Form of January 2025 PIPE Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

10.34	Form of January 2025 PIPE Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

16.1

Letter of CBIZ CPAs P.C. (formerly Mayer Hoffman McCann P.C.) to the Securities and Exchange Commission, dated August 3, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 3, 2023).

19.1	Insider Trading Policy.*

23.1	Consent of Moss Adams LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).**

97.1	Clawback Policy of Dermata Therapeutics, Inc. (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024) †

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

#	Portions of this exhibit (indicated by asterisks) are omitted in accordance with the rules of the SEC.
*	Filed herewith.
**	Furnished, not filed.

†	Indicates a management contract or compensation plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

126

DERMATA THERAPEUTICS, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2024, and 2023, and the

Years Ended December 31, 2024, and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Dermata Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dermata Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

San Diego, California

March 17, 2025

We have served as the Company’s auditor since 2023.

DERMATA THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$3,161,570	$7,438,135
Prepaid expenses and other current assets	372,318	540,499
Total assets	$3,533,888	$7,978,634

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$808,011	$866,028
Accrued and other current liabilities	1,164,783	757,588
Total liabilities	1,972,794	1,623,616
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized as of December 31, 2024, and 2023; 2,517,768 and 261,998 shares issued and outstanding as of December 31, 2024, and 2023, respectively.	252	26
Additional paid-in capital	67,236,181	59,742,870
Accumulated deficit	(65,675,339)	(53,387,878)
Total stockholders’ equity	1,561,094	6,355,018
Total liabilities and stockholders’ equity	$3,533,888	$7,978,634

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

	For the year ended December 31,
	2024	2023
Operating expenses:
Research and development	$8,203,691	$4,069,766
General and administrative	4,309,551	3,972,140
Total operating expenses	12,513,242	8,041,906
Loss from operations	(12,513,242)	(8,041,906)
Other income and expenses:
Interest income	225,781	247,216
Net loss	$(12,287,461)	$(7,794,690)
Net loss per share of common stock, basic and diluted	$(8.03)	$(39.99)
Weighted-average basic and diluted common shares	1,529,772	194,928

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	51,338	$5	$51,615,037	$(45,593,188)	$6,021,854
Issuance of Common Stock and warrants, net of issuance costs	36,236	4	5,651,664	-	5,651,668
Issuance of Common Stock upon exercise of pre-funded warrants	125,029	12	175	-	187
Issuance of Common Stock upon exercise of warrants, net of issuance costs	49,473	5	1,953,952	-	1,953,957
Settlement of fractional shares paid in cash	(78)		(40)	-	(40)
Stock-based compensation	-	-	522,082	-	522,082
Net loss	-	-	-	(7,794,690)	(7,794,690)
Balance at December 31, 2023	261,998	$26	$59,742,870	$(53,387,878)	$6,355,018

Issuance of abeyance shares	182,000	18	(18)	-	-
Issuance of Common Stock and warrants from May 2024 Warrant Inducement	249,336	25	2,311,513	-	2,311,538
Settlement of fractional shares paid in cash	(159)	-	(828)	-	(828)
Issuance of pre-funded warrants and warrants from September 2024 PIPE	-	-	3,081,352	-	3,081,352
Issuance of Common Stock upon exercise of pre-funded warrants	1,007,569	101	908	-	1,009
Issuance of Common Stock from ATM sales, net of issuance costs	550,024	55	1,442,762	-	1,442,817
Issuance of abeyance shares from warrant inducement	267,000	27	(27)	-	-
Stock-based compensation	-	-	657,649	-	657,649
Net loss	-	-	-	(12,287,461)	(12,287,461)
Balance at December 31, 2024	2,517,768	$252	$67,236,181	$(65,675,339)	$1,561,094

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,287,461)	$(7,794,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	657,649	522,082
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	168,181	162,695
Accounts payable	(108,512)	369,326
Accrued and other current liabilities	407,195	331,656
Total adjustments to reconcile net loss to cash used in operations	1,124,513	1,385,759
Net cash used in operating activities	(11,162,948)	(6,408,931)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, pre-funded warrants, and warrants, net of issuance costs	6,886,102	7,605,625
Proceeds from exercise of pre-funded warrants	1,109	187
Payment for fractional shares in reverse stock split	(828)	(40)
Net cash provided by financing activities	6,886,383	7,605,772
Net increase (decrease) in cash and cash equivalents	(4,276,565)	1,196,841
Cash and cash equivalents at beginning of period	7,438,135	6,241,294
Cash and cash equivalents at end of period	$3,161,570	$7,438,135

Supplemental disclosure:
Cash paid for taxes	$950	$950
Non-cash financing activities:
Incremental fair value of March 2023 warrant modification	$-	$144,765
Incremental fair value of November 2023 warrant inducement	$-	$2,995,343
Issuance of abeyance shares	$18	$-
Incremental fair value of May 2024 warrant inducement	$1,526,232	$-
Issuance costs in accounts payable	$50,495	$-

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Notes to Financial Statements

1. Organization and Basis of Presentation

Dermata Therapeutics, Inc., (the “Company”), was formed in December 2014 as a Delaware limited liability company (“LLC”) under the name Dermata Therapeutics, LLC. On March 24, 2021, the Company converted from an LLC to a Delaware C-corporation and changed its name to Dermata Therapeutics, Inc. On August 17, 2021, the Company completed its initial public offering. The Company’s shares of Common Stock and warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “DRMA,” and “DRMAW,” respectively. The Company is a late-stage biotechnology company focused on the treatment of medical and aesthetic skin conditions and diseases.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of December 31, 2024, cash and cash equivalents totaled $3.2 million and the Company had an accumulated deficit of $65.7 million. For the year ended December 31, 2024, the Company used cash of approximately $11.1 million in operations. In January 2025, the Company raised $2.6 million gross proceeds from the issuance of Common Stock, warrants, and pre-funded warrants related to a private placement financing disclosed in Note 10 – Subsequent Events. The Company’s existing cash and cash equivalents are expected to fund operations into the third quarter of 2025. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States.  Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements are issued, which is not alleviated by management’s plans.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, including those related to accrued research and development expenses, and the Company’s bonus accrual. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development

Research and development costs consist of expenses incurred in connection with the development of the Company’s product candidates. Such expenses include expenses incurred under agreements with contract research organizations, manufacturing and supply scale-up expenses, the cost of acquiring and manufacturing preclinical and clinical trial supply, outsourced laboratory services including materials and supplies used to support the Company’s research and development activities, and payments made for license fees and milestones that have not been demonstrated to have commercial value. Such costs are expensed in the periods in which they are incurred. Upfront payments and milestone payments for licensed technology are expensed as research and development as incurred or when the milestone is achieved or is determined to be probable of being achieved. Advanced payments for goods or services to be received in the future for research and development activities are recorded as prepaid expenses and expensed as the related goods are received or services are performed.

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

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed in the Company’s own Common Stock and whether the warrant holders could potentially require cash settlement of the warrants.

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

 Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses and so for the years ended December 31, 2024, and 2023, comprehensive loss was equal to the net loss.

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

The common share equivalents that are not included in the calculation of diluted net loss per share of Common Stock but could potentially dilute basic earnings per share. The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023

Net loss	$(12,287,461)	$(7,794,690)

Basic and diluted net loss per common share	$(8.03)	$(39.99)
Weighted-average basic and diluted common shares	1,529,772	194,928

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of December 31,
	2024	2023

Common Stock Options	52,341	6,763
Common Stock Warrants	5,068,455	557,225
Total potentially dilutive securities	5,120,796	563,988

Recent Accounting Pronouncements

For the year ended December 31, 2024, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024, which adoption only impacted the Company’s segment reporting disclosures. See Note 9 – Segment Reporting for disclosures related to the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements and income tax footnote.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

3. Balance Sheet Details

The following provides certain balance sheet details:

	As of December 31,
	2024	2023
Prepaid expenses and other current assets
Prepaid insurance	$349,824	$426,413
Prepaid research and development costs	12,600	91,232
Prepaid other	9,894	22,854
Total prepaid expenses and other current assets	$372,318	$540,499

Accrued and other current liabilities
Accrued research and development costs	$295,392	$40,596
Accrued compensation and benefits	731,632	716,490
Accrued other	137,759	502
Total accrued and other current liabilities	$1,164,783	$757,588

4. Equity Securities

A summary of the Company’s equity securities as of December 31, 2024, is as follows:

Description	Authorized	Issued	Pre-funded Warrants	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	2,517,768	905,000	-	2,517,768
Preferred Stock	10,000,000	-	-	-	-
Warrants (excluding pre-funded warrants)	-	5,068,455	-	-	5,068,455
2021 Omnibus Equity Incentive Plan	79,930	53,255	-	26,675	52,341
Total equity securities	260,079,930	7,639,478	905,000	26,675	7,638,564

Common Stock

On September 17, 2024, the Company closed a private placement (the “September 2024 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,912,569 pre-funded warrants to purchase up to an aggregate of 1,912,569 shares of Common Stock with an exercise price of $0.001 per share (the “September 2024 Pre-Funded Warrants”), and 1,912,569 series A warrants (the “September 2024 PIPE Series A Common Warrants”) to purchase up to an aggregate of 1,912,569 shares of Common Stock and 1,912,569 series B warrants (the “September 2024 PIPE Series B Common Warrants” and together with the September 2024 PIPE Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,912,569 shares of Common Stock. The September 2024 PIPE Warrants have an exercise price of $1.58. In connection with the September 2024 PIPE, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the securities sold in the September 2024 PIPE financing. The Company filed a Form S-3 on September 19, 2024, which was declared effective by the SEC on September 24, 2024. The Company received net cash proceeds of approximately $3.1 million from the September 2024 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.4 million. As of December 31, 2024, 905,000 September 2024 Pre-Funded Warrants remained outstanding.

In June 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with a sales agent (the “Sales Agent”), providing for the sale of up to $1,157,761 of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During July 2024, the Company issued 355,806 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $1,157,248 before deducting issuance costs. After issuance of the 355,806 shares during July 2024, $513 remained registered under the ATM Agreement. On August 2, 2024, the Company increased the maximum aggregate offering amount of Common Stock issuable under the ATM Agreement by $505,000, from $1,157,761 to $1,662,761. During September 2024, the Company issued 194,218 shares of Common Stock under the ATM Agreement resulting in additional gross proceeds of $504,894 before deducting issuance costs. During the year ended December 31, 2024, the Company issued 550,024 shares from its ATM resulting in net proceeds of $1.4 million after deducting issuer costs and other expenses related to setting up and issuing shares from the Company’s ATM. As of December 31, 2024, the Company does not have any remaining capacity under its ATM Agreement.

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

Related to the May 2024 Inducement, during July 2024, the balance of 267,000 of abeyance shares related to the May 2024 Warrant Inducement were released to the investor. Accordingly, shares outstanding increased by 267,000 during the third quarter of 2024 related to the issuance of the 267,000 abeyance shares from the May 2024 Inducement, leaving no further abeyance shares outstanding.

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

Related to the November 2023 Inducement, as of December 31, 2023, the Holder left 182,000 shares in abeyance at the Company’s transfer agent to be delivered to the Holder at their request, which were then delivered to the Holder on January 8, 2024. Accordingly, as of December 31, 2023, 182,000 shares were held in abeyance, which were not issued and not outstanding. Since all the abeyance shares from the November 2023 Inducement were released to the investor in January 2024, there were no remaining November 2023 Inducement shares held in abeyance as of December 31, 2024.

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

 Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of December 31, 2024, or 2023, respectively.

Abeyance Shares

As of December 31, 2023, the Company had 182,000 shares held in abeyance at the Company’s transfer agent which were delivered to the Holder during 2024. As of December 31, 2024, no abeyance shares are outstanding.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented, excluding 905,000 pre-funded warrants with an exercise price of $0.001 outstanding as of December 31, 2024.

The warrants outstanding as of December 31, 2024, are exercisable into 5,068,455 shares of Common Stock which had a fair value of $1.35 per share, based on the closing trading price on December 31, 2024. The aggregate intrinsic value of warrants outstanding as of December 31, 2024, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of December 31, 2024, was zero.

	Quantity of Warrants Outstanding as of
Description	December 31, 2024	December 31, 2023	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	279	279	$4,920.00	11/15/2026
Pre-IPO Class B Common Warrants	-	268	1,377.60	12/31/2024
IPO Warrants	12,320	12,320	1,680.00	8/17/2026
IPO Underwriter Warrants	535	535	1,932.00	8/17/2026
March 2023 Offering Placement Agent Warrants	7,549	7,549	57.94	3/16/2028
May 2023 PIPE Common Warrants	-	53,391	32.40	11/27/2028
May 2023 PIPE Placement Agent Warrants	3,736	3,736	42.84	5/23/2028
November 2023 Series A Common Warrants	-	247,196	9.7665	11/20/2028
November 2023 Series B Common Warrants	-	215,749	9.7665	3/20/2026
November 2023 Placement Agent Warrants	16,202	16,202	12.21	11/20/2028
May 2024 Series A Common Warrants	601,174	-	4.91	11/21/2029
May 2024 Series B Common Warrants	431,498	-	4.91	5/21/2026
May 2024 Placement Agent Warrants	36,144	-	6.45	11/21/2029
September 2024 PIPE Series A Common Warrants	1,912,569	-	1.58	3/18/2030
September 2024 PIPE Series B Common Warrants	1,912,569	-	1.58	3/17/2026
September 2024 PIPE Placement Agent Warrants	133,880	-	2.29	3/18/2030
Total warrants outstanding	5,068,455	557,225

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

5. Equity Incentive Plan

Under the Company’s 2021 Omnibus Equity Incentive Plan as amended (“2021 Plan”), the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. At the Company’s 2024 Annual Meeting of Stockholders held on May 7, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 41,937 shares to 79,930 shares. Further at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2021 Plan, to increase the evergreen provision from one percent to five percent of the total number of the Company’s Common Stock outstanding starting on January 1, 2025. The one percent evergreen provision resulted in an additional 2,620 and 513 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2024, and 2023, respectively.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of December 31, 2024, there remain 26,675 shares reserved for issuance under the 2021 Plan, as amended.

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

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Year Ended December 31,
	2024	2023
Grant date fair value	$4.78	$63.45
Risk-free interest rate	3.9%	3.9%
Dividend yield	0.00%	0.00%
Expected life in years	7.9	6.1
Expected volatility	107%	112%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

The following table summarizes the total stock-based compensation expense related to stock options included in the Company’s statements of operations:

	Year Ended December 31,
	2024	2023
Research and development	$251,313	$193,700
General and administrative	406,336	328,382
	$657,649	$522,082

 Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2023	6,763	$609.81	7.8
Options granted	52,325	5.61	-
Options exercised	-	-	-
Options cancelled	(6,747)	607.99	-
Balance at December 31, 2024	52,341	$6.03	9.3

Options exercisable at December 31, 2024	10,535	$6.84	9.4

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

The total fair value of stock options vested as of December 31, 2024, was $60,263.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on December 31, 2024, which was $1.35 per share. The intrinsic value of options outstanding and exercisable as of December 31, 2024, was zero.

As of December 31, 2024, total unrecognized compensation cost related to stock options was approximately $0.2 million and the weighted average period over which this cost is expected to be recognized is 2.5 years.

6. 401(k) Employee Benefit Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions to the savings plan.

7. Commitments and Contingencies

Clinical Trials

During the fourth quarter of 2023, the Company initiated a Phase 3 clinical trial, STAR-1, which is expected to report data in late March 2025. The total contract amount with the clinical research organization is approximately $7.0 million, and the contract will extend from the fourth quarter of 2023 to the first half of 2025, and which has a 30-day termination notice period. During the years ended December 31, 2024 and 2023, the Company has recognized $5.5 million and $0.6 million, respectively, in research and development expense for the STAR-1 trial.

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in XYNGARI™  and DMT410. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has received multiple shipments of raw material from its supplier subsequent to the implementation of export controls and sanctions, containing additional quantities of Spongilla raw material, which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for XYNGARI™  in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in XYNGARI™  and DMT410 could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties.  As of December 31, 2024, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of December 31, 2024.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not a party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

Registration Rights Agreement

In connection with the September 2024 Private Placement (see Note 4), the Company entered into a Registration Rights Agreement with the purchasers, dated as of September 16, 2024, (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the Registration Rights Agreement) with the SEC. The registration statement on Form S-3 required under the Registration Rights Agreement was filed with the SEC on September 19, 2024, and became effective on September 24, 2024.

Upon the occurrence of any Event (as defined in the Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement, up to a maximum of 12% of the aggregate subscription amount. As of December 31, 2024, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of December 31, 2024.

8. Income Taxes

Dermata operates as a corporation, and accordingly, the Company is taxable at the entity level for U.S. federal and state tax purposes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
U.S. Federal statutory income tax rate	$(2,580)	$(1,637)
Permanent and other differences	(65)	55
Stock-based compensation expense	440	86
Research and development credits	(346)	(259)
Valuation allowance	2,551	1,755
Total tax provision	$-	$-

Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
(in thousands)	2024	2023
Net operating loss carryforwards	$4,270	$2,980
Research and development carryforwards	942	596
Capitalized research and development	2,616	1,508
Stock-based compensation expense	10	246
Intangible assets	4	5
Other, net	173	129
Gross deferred tax assets	8,015	5,464
Less: valuation allowance	(8,015)	(5,464)
Total deferred tax assets	$-	$-

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

Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2024, and 2023, a valuation allowance of $8.0 million and $5.5 million, respectively, or an increase of $2.5 million, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of deferred tax assets is more likely than not to be realized. The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

As of December 31, 2024, the Company had federal net operating loss carryforwards, or NOLs, available of $20.3 million before consideration limitations under Section 382 of the Internal Revenue Code of 1986, or Section 382 of the Code, as further described below. The NOL will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The Company had state NOL carryforwards available of $5.0 million as of December 31, 2024. The state NOL may be used to offset future taxable income and will begin to expire in 2041, unless previously utilized.

As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards available of $1.1 million and $0.2 million, respectively. The federal credit carryforwards will begin to expire in 2041, unless previously utilized. The state research and development credits carry forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023
Beginning balance of unrecognized tax benefits	$645	$557
Additions based on tax positions related to the current year	119	64
Additions for tax positions of prior years	-	24
Reductions for tax positions in prior years	-	-
Ending balance of unrecognized tax benefits	$764	$645

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets as of December 31, 2024, or 2023 and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2024, and 2023.

The Company is subject to taxation in the United States and various states. The Company is subject to examination by tax authorities in those jurisdictions from inception. The Company is not currently under examination by any jurisdiction.

9. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker view the Company’s operations and manage its business in one operating segment, which is the business of identifying, developing, and commercializing pharmaceutical products for the treatment of medical and aesthetic skin conditions and diseases.

The CODM, who is the Chief Executive Officer (“CEO”), President, and Chairman of the Board, manages and allocates resources to the operations of the Company on an entity-wide basis. The Company’s measure of segment profit or loss is net loss. Managing and allocating resources on an entity-wide basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Years Ended December 31,
	2024	2023
Research and development	$
Clinical	5,796,196	869,379
Nonclinical	515,934	1,387,359
Personnel related	1,891,561	1,813,028
Total research and development	$8,203,691	$4,069,766
General and administrative	4,309,551	3,972,140
Interest income	225,781	247,216
Net loss	$(12,287,461)	(7,794,690)

10. Subsequent Events

As of January 1, 2025, the Company’s 2021 Plan increased by 125,888 shares based upon a five percent evergreen upon 2,517,768 Common Shares outstanding of as of December 31, 2024, increasing the number of shares issuable under the 2021 Plan pool to 152,563. On January 13, 2025, the Company granted 152,500 stock option awards to employees and directors of the Company with an exercise price of $1.38 based upon the closing stock price on that day. After the January 2025 stock option grants, the Company has 63 shares to be issued remaining in the 2021 Plan pool.

On January 17, 2025, the Company entered into a Clinical Trial Collaboration Agreement (the “Clinical Trial Agreement”) with Revance Therapeutics, Inc. (“Revance”), pursuant to which the Company and Revance intend to conduct a multi-center clinical trial (the “Trial”) to evaluate the topical application of XYNGARITM, the Company’s topical Spongilla powder (formerly referred to as DMT310), with Daxxify (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A. Pursuant to the terms of the Clinical Trial Agreement, Revance has granted the Company a non-exclusive, worldwide, non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use certain Revance intellectual property, solely as necessary or useful for the Company to conduct the trial under the Clinical Trial Agreement. The Company has granted Revance a similar license to use XYNGARITM and other compound(s) under the Clinical Trial Agreement. The Clinical Trial Agreement will terminate upon completion of the Trial, the delivery of the data resulting from the Trial and the completion of any statistical analyses of the data resulting from the Trial. Either party may terminate the Clinical Trial Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach. In addition, either party may terminate the Clinical Trial Agreement immediately upon written notice if such party reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the Trial. The Company has agreed to sponsor, conduct, and fund the Phase 2a clinical trial, but no financial obligations or consideration is contemplated in the Clinical Trial Agreement.

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale in a private placement (the “Private Placement”) of (i) 1,935,412 shares (the “Shares”) of the Company’s Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 72,468 shares of Common Stock, at an exercise price of $0.001 per share, and (iii) warrants (the “Warrants”) to purchase up to 2,007,880 shares of Common Stock at an exercise price of $1.27 per share. The purchase price per Share and accompanying Warrant was $1.27 and the purchase price per Pre-Funded Warrant and accompanying Warrant was $1.269. The Pre-Funded Warrants are exercisable immediately, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock issuable upon exercise of the Warrants. The Warrants will expire five years from the effective date of stockholder approval. Company insiders, including the Company’s Chief Executive Officer, Chief Financial Officer and certain members of the Company’s board of directors, participated in the Private Placement. These Company insiders purchased an aggregate of 1,220,476 Shares and Warrants to purchase up to an aggregate of 1,220,476 shares of Common Stock, for an aggregate purchase price of approximately $1,550,000. The purchase price per Share and accompanying Warrant for these Company insiders was the same as paid by other investors in the Private Placement. The net proceeds to the Company from the Private Placement were approximately $2.4 million, after deducting placement agent fees and estimated offering expenses payable by the Company. In February 2025, the holder of the 72,468 Pre-Funded Warrants exercised their shares, resulting in a 72,468 share increase to Common Stock outstanding prior to the filing of this document.

In January 2025, the Holder of the September 2024 PIPE pre-funded warrants exercised their remaining 905,000 pre-funded warrants.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMATA THERAPEUTICS, INC.
(Registrant)

Date: March 17, 2025	/s/ Gerald T. Proehl
Gerald T. Proehl
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2025	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald T. Proehl	President, Chief Executive Officer, Chairman (Principal Executive Officer)	March 17, 2025
Gerald T. Proehl

/s/ Kyri K. Van Hoose	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
Kyri K. Van Hoose

/s/ David Hale	Lead Director	March 17, 2025
David Hale

/s/ Wendell Wierenga, Ph.D.	Director	March 17, 2025
Wendell Wierenga, Ph.D.

/s/ Mary Fisher	Director	March 17, 2025
Mary Fisher

/s/ Andrew Sandler, M.D.	Director	March 17, 2025
Andrew Sandler, M.D.

/s/ Steven J. Mento, Ph.D.	Director	March 17, 2025
Steven J. Mento, Ph.D.

/s/ Kathleen Scott	Director	March 17, 2025
Kathleen Scott

/s/ Brittany Bradrick	Director	March 17, 2025
Brittany Bradrick

127