Form 10-Q
period 2025-03-31
Dermata Therapeutics, Inc.
filed 2025-05-14
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

There were 6,378,118 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of May 12, 2025.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Table of Contents

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$9,719,268	$3,161,570
Prepaid expenses and other current assets	285,739	372,318
Total assets	$10,005,007	$3,533,888

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$1,395,313	$808,011
Accrued and other current liabilities	1,308,472	1,164,783
Total liabilities	2,703,785	1,972,794
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001 per share, 250,000,000 shares authorized; 6,032,648 shares issued and outstanding as of March 31, 2025; 2,517,768 shares issued and outstanding as of December 31, 2024	603	252
Additional paid-in capital	75,279,545	67,236,181
Accumulated deficit	(67,978,926)	(65,675,339)
Total stockholders’ equity	7,301,222	1,561,094
Total liabilities and stockholders’ equity	$10,005,007	$3,533,888

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$1,281,141	$1,600,741
General and administrative	1,058,662	1,602,819
Total operating expenses	2,339,803	3,203,560
Loss from operations	(2,339,803)	(3,203,560)
Other income and expenses:
Interest income	36,216	69,298
Net loss	$(2,303,587)	$(3,134,262)

Net loss per share of Common Stock, basic and diluted	$(0.45)	$(7.06)

Weighted-average basic and diluted Common Stock	5,154,698	443,998

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	2,517,768	$252	$67,236,181	$(65,675,339)	$1,561,094
Stock-based compensation	-	-	37,189	-	37,189
Issuance of Common Stock and warrants from January 2025 PIPE, net of issuance costs	1,935,412	193	2,254,528	-	2,254,721
Issuance of Common Stock upon exercise of pre-funded warrants	977,468	98	879	-	977
Issuance of Common Stock and warrants from March 2025 Warrant Inducement, net of issuance costs	602,000	60	5,750,768	-	5,750,828
Net loss	-	-	-	(2,303,587)	(2,303,587)
Balance at March 31, 2025	6,032,648	$603	$75,279,545	$(67,978,926)	$7,301,222

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholder’s Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	261,998	$26	$59,742,870	$(53,387,878)	$6,355,018
Stock-based compensation	-	-	587,234	-	587,234
Issuance of abeyance shares	182,000	18	(18)	-	-
Net loss	-	-	-	(3,134,262)	(3,134,262)
Balance at March 31, 2024	443,998	$44	$60,330,086	$(56,522,140)	$3,807,990

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,303,587)	$(3,134,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	37,189	587,234
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	86,579	94,424
Accounts payable	102,064	(43,482)
Accrued and other current liabilities	143,689	(208,368)
Total adjustments to reconcile net loss to net cash used in operations	369,521	429,808
Net cash used in operating activities	(1,934,066)	(2,704,454)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, pre-funded warrants, and warrants, net of issuance costs	8,541,282	-
Proceeds from exercise of pre-funded warrants	977	-
Payment of prior period issuance costs	(50,495)	-
Net cash provided by financing activities	8,491,764	-
Net increase (decrease) in Cash and cash equivalents	6,557,698	(2,704,454)
Cash and cash equivalents at beginning of period	3,161,570	7,438,135
Cash and cash equivalents at end of period	$9,719,268	$4,733,681
Non-cash financing activities:
Issuance of abeyance shares	$-	$(18)
January 2025 PIPE issuance costs in accounts payable	$79,102	$-
March 2025 Warrant Inducement issuance costs in accounts payable	$456,631

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of March 31, 2025, cash and cash equivalents totaled $9.7 million and the Company had an accumulated deficit of $68.0 million. For the three months ended March 31, 2025, and the year ended December 31, 2024, the Company used cash of $1.9 million and approximately $11.1 million, respectively, in operations. The Company’s cash and cash equivalents are expected to fund operations into the first quarter of 2026. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. The unaudited financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with Securities and Exchange Commission (the “SEC”) on March 17, 2025, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

The common share equivalents that are not included in the calculation of diluted net loss per share of Common Stock but could potentially dilute basic earnings per share in the future are as follows:

	As of March 31,
	2025	2024
Common Stock options	204,841	27,341
Common Stock warrants	12,389,769	557,246
Total potentially dilutive securities	12,594,610	584,587

Recent Accounting Pronouncements

For the three months ended March 31, 2025, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	March 31,	December 31,
	2025	2024
Prepaid expenses and other current assets:
Prepaid insurance	$208,228	$349,824
Prepaid research and development costs	2,000	12,600
Prepaid other and other current assets	75,511	9,894
Total prepaid expenses and other current assets	$285,739	$372,318

Accrued and other current liabilities:
Accrued research and development costs	$158,353	$295,392
Accrued compensation and benefits	961,759	731,632
Accrued other	188,360	137,759
Total accrued and other current liabilities	$1,308,472	$1,164,783

4. Equity Securities

A summary of the Company’s equity securities as of March 31, 2025, is as follows:

Description	Authorized	Issued	Abeyance	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	6,032,648	4,232,470	-	6,032,648
Preferred Stock	10,000,000	-	-	-	-
Warrants	-	12,389,769	-	-	12,389,769
2021 Omnibus Equity Incentive Plan	-	205,755	-	63	204,841
Total equity securities	260,000,000	18,628,172	4,232,470	63	18,627,258

Common Stock

On March 27, 2025, the Company entered into an inducement offer letter agreement (the “March 2025 Inducement Letter”) with a holder (the “Holder”) of certain of its existing warrants to purchase an aggregate of 4,834,470 shares of the Company’s common stock. Such existing warrants were made up of (i) certain of the May 17, 2024 (the “May 2024 Warrants”), which were issued in two separate series, having an exercise price of $4.91 per share, and (ii) the September 16, 2024, which were issued in two separate series, having an exercise price of $1.58 per share (the “September 2024 Warrants” and together with the May 2024 Warrants, the “Existing Warrants”). Pursuant to the March 2025 Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants at a reduced exercise price of $1.284 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 4,980,806 shares of Common Stock (the “New Series A Warrant Shares”) and (ii) new Series B common stock purchase warrants (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”) to purchase up to 4,688,134 shares of Common Stock (the “New Series B Warrant Shares” and together with the New Series A Warrant Shares, the “New Warrant Shares”). The Company received net proceeds of approximately $5.8 million from the exercise of the Existing Warrants by the Holder, after deducting financial advisor fees and other offering expenses payable by the Company.

Related to the March 2025 Inducement Letter, at closing the Holder received 602,000 Common Shares, with the balance of 4,232,470 held in abeyance as of March 31, 2025, to be released to the Holder at the Holder’s request.

On January 21, 2025, the Company closed a private placement (the “January 2025 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,935,412 shares of Common Stock, pre-funded warrants to purchase an aggregate of 72,468 shares of Common Stock with an exercise price of $0.001 per share (“January 2025 Pre-Funded Warrants”), and 2,007,880 warrants (the “January 2025 PIPE Warrants”) to purchase up to an aggregate of 2,007,880 shares of Common Stock. The January 2025 PIPE Warrants have an exercise price of $1.27. Certain Company insiders, including the Company’s Chief Executive Officer, Chief Financial Officer and certain members of the Company’s board of directors, participated in the January 2025 PIPE. These Company insiders purchased an aggregate of 1,220,476 shares of Common Stock and January 2025 PIPE Warrants to purchase up to an aggregate of 1,220,476 shares of Common Stock, for an aggregate purchase price of approximately $1,550,000. The purchase price per share of Common Stock and accompanying January 2025 PIPE Warrant for these Company insiders was the same as paid by other investors in the January 2025 PIPE. In connection with the January 2025 PIPE, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock underlying the securities sold in the January 2025 PIPE financing. The Company filed a Form S-3 on January 30, 2025, which was declared effective by the SEC on February 5, 2025. The Company received net cash proceeds of approximately $2.3 million from the January 2025 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. During the first quarter of 2025, all of the January 2025 Pre-Funded Warrants were exercised. As of March 31, 2025, no January 2025 Pre-Funded Warrants remained outstanding.

On September 17, 2024, the Company closed a private placement (the “September 2024 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,912,569 pre-funded warrants to purchase up to an aggregate of 1,912,569 shares of Common Stock with an exercise price of $0.001 per share (the “September 2024 Pre-Funded Warrants”), and 1,912,569 series A warrants (the “September 2024 PIPE Series A Common Warrants”) to purchase up to an aggregate of 1,912,569 shares of Common Stock and 1,912,569 series B warrants (the “September 2024 PIPE Series B Common Warrants” and together with the September 2024 PIPE Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,912,569 shares of Common Stock. The September 2024 PIPE Warrants have an exercise price of $1.58. In connection with the September 2024 PIPE, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock underlying the securities sold in the September 2024 PIPE financing. The Company filed a Form S-3 on September 19, 2024, which was declared effective by the SEC on September 24, 2024. The Company received net cash proceeds of approximately 3.1 million from the September 2024 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.4 million. As of December 31, 2024, 905,000 September 2024 Pre-Funded Warrants remained outstanding, which were exercised during the first quarter of 2025. As of March 31, 2025, no September 2024 Pre-Funded Warrants remained outstanding.

In June 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with a sales agent (the “Sales Agent”), providing for the sale of up to $1,157,761 of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During July 2024, the Company issued 355,806 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $1,157,248 before deducting issuance costs. After issuance of the 355,806 shares during July 2024, $513 remained registered under the ATM Agreement. On August 2, 2024, the Company increased the maximum aggregate offering amount of Common Stock issuable under the ATM Agreement by $505,000, from $1,157,761 to $1,662,761. During September 2024, the Company issued 194,218 shares of Common Stock under the ATM Agreement resulting in additional gross proceeds of $504,894 before deducting issuance costs. During 2024, the Company issued a total of 550,024 shares from its ATM resulting in net proceeds of $1.5 million after deducting issuer costs and other expenses related to setting up and issuing shares from the Company’s ATM. As of March 31, 2025, the Company does not have any remaining capacity under its ATM Agreement.

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

Related to the May 2024 Inducement, during July 2024, the balance of 267,000 abeyance shares related to the May 2024 Warrant Inducement were released to the investor, leaving no further abeyance shares outstanding as of December 31, 2024.

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of March 31, 2025, or December 31, 2024, respectively.

Warrants

Summary of Warrants Outstanding

The warrants outstanding as of March 31, 2025, are exercisable into 12,389,769 shares of Common Stock which had a fair value of $1.08 per share, based on the closing trading price on March 31, 2025. The aggregate intrinsic value of warrants outstanding as of March 31, 2025, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of March 31, 2025, was zero.

	Quantity of Warrants Outstanding as of
Description	March 31, 2025	December 31, 2024	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	279	279	$4,920.00	11/15/2026
IPO Warrants	12,320	12,320	1,680.00	8/17/2026
IPO Underwriter Warrants	535	535	1,932.00	8/17/2026
March 2023 Offering Placement Agent Warrants	7,549	7,549	57.94	3/16/2028
May 2023 PIPE Placement Agent Warrants	3,736	3,736	42.84	5/23/2028
November 2023 Placement Agent Warrants	16,202	16,202	12.21	11/21/2028
May 2024 Series A Common Warrants	23,340	601,174	4.91	11/21/2029
May 2024 Series B Common Warrants	-	431,498	4.91	5/21/2026
May 2024 Placement Agent Warrants	36,144	36,144	6.45	11/21/2029
September 2024 PIPE Series A Common Warrants	-	1,912,569	1.58	3/18/2030
September 2024 PIPE Series B Common Warrants	-	1,912,569	1.58	3/17/2026
September 2024 PIPE Placement Agent Warrants	133,880	133,880	2.29	3/18/2030
January 2025 PIPE Warrants	2,007,880	-	1.27	(1)
January 2025 PIPE Placement Agent Warrants	140,552	-	1.59	(1)
March 2025 Warrant Inducement Series A Warrants	4,980,806	-	1.284	(1)
March 2025 Warrant Inducement Series B Warrants	4,688,134	-	1.284	(1)
March 2025 Warrant Inducement Placement Agent Warrants	338,412	-	1.605	(1)
Total warrants outstanding	12,389,769	5,068,455

(1)	The warrants issued in January and March 2025 are subject to stockholder approval, at which time the warrants will become exercisable. The warrants will expire five years from the effective date of such stockholder approval for the recently issued Series A Warrants or will expire eighteen months from the effective date of such stockholder approval for the recently issued Series B and Placement Agent Warrants.

Warrant Inducements

In March 2025, the Company entered into the March 2025 Inducement Letter with a Holder who agreed to exercise 4,834,470 warrants to purchase Common Stock at a reduced exercise price of $1.284 per share in exchange for 4,980,806 New Series A Warrants and 4,688,134 New Series B Warrants with an exercise price of $1.284 per share. The March 2025 Inducement Letter, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the New Warrants, is considered a modification of the Existing Warrants under the guidance ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $5.8 million. As the Existing Warrants and the New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $4.9 million as an equity issuance cost.

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

5. Equity Incentive Plan

Under the Company’s Omnibus Equity Incentive Plan (the “2021 Plan”) as amended, the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. At the Company’s 2024 Annual Meeting of Stockholders held on May 7, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 41,937 shares to 79,930 shares. Further at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2021 Plan, to increase the evergreen provision from one percent to five percent of the total number of the Company’s Common Stock outstanding starting on January 1, 2025. The five percent evergreen provision resulted in an additional 125,888 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2025.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of March 31, 2025, there remain 63 shares reserved for issuance under the 2021 Plan, as amended.

Fair Value Measurement

The Company uses the Black-Scholes option valuation model, which requires the use of highly subjective assumptions, to determine the fair value of stock-based awards. The fair value of each employee stock option is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

●	Fair Value of Common Stock. The fair value of Common Stock is measured as the Company’s closing price of Common Stock on the date of grant.

●	Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options.

●	Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding, which is calculated using the simplified method for stock-based awards granted to employees, as the Company has insufficient historical information to provide a basis for an estimate. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. As permitted under ASC 718, the Company has elected to use the contractual term as the expected term for certain non-employee awards, on an award-by-award basis.

●	Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has limited trading history for its Common Stock price. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications.

●	Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends to common shareholders and, therefore, the Company has used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Three Months Ended March 31,
	2025	2024
Grant date fair value	$1.16	$7.68
Risk-free interest rate	4.65%	4.0%
Dividend yield	0.00%	0.00%
Expected life in years	5.9	5.9
Expected volatility	110%	110%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

The following table summarizes the total stock-based compensation expense related to stock options included in the Company’s statements of operations:

	Three Months Ended March 31,
	2025	2024
Research and development	$7,620	$237,337
General and administrative	29,569	349,897
Total	$37,189	$587,234

Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2024	52,341	$6.03	9.3
Options granted	152,500	1.38	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at March 31, 2025	204,841	$2.57	9.6

Options exercisable at March 31, 2025	29,629	$5.24	9.3

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

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2025, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on March 31, 2025, which was $1.08 per share. The intrinsic value of options outstanding and exercisable as of March 31, 2025, was zero.

As of March 31, 2025, total unrecognized compensation cost related to stock options was approximately $0.3 million and the weighted average period over which this cost is expected to be recognized is 2.6 years.

6. Commitments and Contingencies

Clinical Trials

During the first quarter of 2025, the Company announced positive topline results for its XYNGARI™ Phase 3 STAR-1 clinical trial. The total contract amount with the clinical research organization is approximately $7.2 million, which will extend from the fourth quarter of 2023 to the first half of 2025, and which has a 30-day termination notice period. During the three months ended March 31, 2025, and 2024, the Company recognized $0.7 million and $0.9 million, respectively, in research and development expense for the STAR-1 clinical trial.

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

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties. As of March 31, 2025, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of March 31, 2025.

Collaboration Agreement

On January 17, 2025, the Company entered into a Clinical Trial Collaboration Agreement (the “Clinical Trial Agreement”) with Revance Therapeutics, Inc. (“Revance”), pursuant to which the Company and Revance intend to conduct a multi-center clinical trial (the “Trial”) to evaluate the topical application of XYNGARITM, the Company’s topical Spongilla powder (formerly referred to as DMT310), with Daxxify (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A. Pursuant to the terms of the Clinical Trial Agreement, Revance has granted the Company a non-exclusive, worldwide, non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use certain Revance intellectual property, solely as necessary or useful for the Company to conduct the trial under the Clinical Trial Agreement. The Company has granted Revance a similar license to use XYNGARITM and other compound(s) under the Clinical Trial Agreement. The Clinical Trial Agreement will terminate upon completion of the Trial, the delivery of the data resulting from the Trial and the completion of any statistical analyses of the data resulting from the Trial. Either party may terminate the Clinical Trial Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach. In addition, either party may terminate the Clinical Trial Agreement immediately upon written notice if such party reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the Trial. The Company has agreed to sponsor, conduct, and fund the Phase 2a clinical trial. As of March 31, 2025, the Company has not incurred any expenses related to the Revance Clinical Trial Agreement.

Registration Rights Agreement

In connection with the January 2025 PIPE (see Note 4), the Company entered into a Registration Rights Agreement with the purchasers, dated as of January 21, 2025 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the Registration Rights Agreement) with the SEC. The registration statement on Form S-3 required under the Registration Rights Agreement was filed with the SEC on January 30, 2025, and became effective on February 5, 2025.

Upon the occurrence of any Event (as defined in the Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement, up to a maximum of 12% of the aggregate subscription amount. As of March 31, 2025, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of March 31, 2025.

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

The following table summarizes the segment’s financial information including the Company’s significant segment expenses:

	Quarters Ended March 31,
	2025		2024
Research and development	$
Clinical		726,321	870,915
Nonclinical		144,701	120,403
Personnel related		410,119	609,423
Total research and development		$1,281,141	$1,600,741
General and administrative		1,058,662	1,602,819
Interest income		36,216	69,298
Net loss		$(2,303,587)	(3,134,262)

8. Related Party Transaction

In connection with the January 2025 PIPE financing, certain Company insiders, including the Company’s CEO, Chief Financial Officer and certain members of the Company’s board of directors, participated in the offering. These Company insiders purchased an aggregate of 1,220,476 Common Stock and Warrants to purchase up to an aggregate of 1,220,476 shares of Common Stock, for an aggregate purchase price of $1.55 million. The purchase price per share and accompanying Warrant for these Company insiders was the same as paid by other investors in the January 2025 PIPE.

9. Subsequent Events

Subsequent to March 31, 2025, at the Holder’s request, the Company delivered 345,470 shares of Common Stock which were held in abeyance, related to the March 2025 Warrant Inducement to the Holder. Accordingly, 3,887,000 shares are held in abeyance, which are not issued and not outstanding.

As previously reported, on March 25, 2025, the Company received a letter from the Listing Qualifications Department of The Stock Market LLC (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Rule 5550(b)(1) (“Stockholders’ Equity Requirement”). Nasdaq has provided the Company with 45 calendar days, or until May 9, 2025, to either regain compliance with the minimum stockholders’ equity standard or submit a plan to regain compliance. If the plan is accepted, then Nasdaq can grant and extension of up to 180 calendar days from the date of the letter.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in various stages of clinical development;

●	our ability to acquire sufficient quantities of raw material needed to manufacture our drug product;

●	our, or that of our third-party manufacturers, ability to manufacture cGMP quantities of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	Impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that have been and may be made by the Trump presidential administration;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth; and

●	other factors discussed in our most recent Annual Report on Form 10-K.

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

Our lead product candidate, XYNGARI™, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne, which has a U.S. market size of approximately 30 million patients seeking treatment. In March 2025, we announced that our XYNGARI™ Phase 3 Spongilla Treatment of Acne Research (STAR-1) trial topline data met all co-primary endpoints at week 12. XYNGARI™ demonstrated highly statistically significant difference compared with placebo for all primary endpoints after 12 weeks of once weekly treatments. XYNGARI™ patients saw a rapid and sustained therapeutics treatment effect in absolute reduction in inflammatory lesion counts with a -11.4 lesion reduction at week four, -14.7 lesions reduction at week 8, and -16.8 lesion reduction at week 12 compared to -8.6, -10.9, and -13.1 lesion reduction for placebo at weeks 4, 8, and 12, respectively. XYNGARI™ patients also saw a rapid and sustained therapeutics treatment effect in absolute reduction in noninflammatory lesion counts with a -12.4 lesion reduction at week four, -15 lesions reduction at week 8, and -17.3 lesion reduction at week 12 compared to -8.8, -10.4, and -12.4 lesion reduction for placebo at weeks 4, 8, and 12, respectively. Lastly, we observed a sustained therapeutics treatment effect in the investigator’s global assessment of acne with a 11.9% of XYNGARI™ patients being considered a responder at week four, 21.6% of XYNGARI™ patients being considered a responder at week 8, and 29.4% of XYNGARI™ patients being considered a responder at week 12 compared to 6.2%, 8.0%, and 15.2% of placebo patients being considered a responder at weeks 4, 8, and 12, respectively. The Phase 3 STAR-1 trial was double-blind, randomized, placebo controlled, and enrolled 520 patients with moderate-to-severe acne, age 9 years or older across sites in the United States and Latin America. The co-primary endpoints included absolute reduction in inflammatory and noninflammatory lesion counts and the improvement in investigators global assessment (IGA) of acne. Patients were treated once a week for 12 weeks with either XYNGARI™ or placebo and were evaluated monthly. We are currently evaluating the full data set from the STAR-1 trial. As requested by the FDA, we will have to complete a second Phase 3 trial, STAR-2, which will be followed by an extension study to follow patients for a 12-month total treatment period. The STAR-2 trial will include a near identical trial design to the STAR-1 trial and is planned to begin by the end of 2025. Previously XYNGARI™ has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with XYNGARI™ achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the XYNGARI™ acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation upon our receipt of adequate funding.

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

On January 17, 2025, we entered into a Clinical Trial Collaboration Agreement (the “Collaboration Agreement”) with Revance Therapeutics, Inc. (“Revance”) where we intend to initiate a Phase 2a clinical trial to evaluate the topical application of XYNGARI™ followed by the topical application of DAXXIFY® for the treatment of primary axillary hyperhidrosis. The Phase 2a clinical trial is anticipated to evaluate the efficacy, safety, and tolerability of XYNGARI™ and DAXXIFY® versus XYNGARI™ and placebo in patients with moderate-to-severe axillary hyperhidrosis for 16 weeks. The trial is anticipated to be randomized (1:1:1:1), double-blind, placebo-controlled, enrolling approximately 48 patients across sites in the United States. The endpoints are intended to be the percent of patients with greater than 50% reduction in gravimetrically measured sweat production from baseline, the percent of patients with gravimetric sweat production less than 50mg, and the mean absolute change from baseline in gravimetrically measured.

We have a limited operating history. Since our inception, our operations have focused on developing XYNGARI™ and DMT410, organizing and staffing our company, raising capital, establishing our supply chain and manufacturing processes, further characterizing the multiple mechanisms of action of our Spongilla technology, building an intellectual property portfolio, and conducting non-clinical and clinical trials. We do not have any product candidates approved for marketing and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our equity securities and debt securities. Since inception, we have raised an aggregate of approximately $77.5 million of gross proceeds from the sale of our debt and equity securities.

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.3 million and $3.1 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $68.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	complete development of XYNGARI™ for the treatment of acne, including non-clinical studies and the second Phase 3 clinical trial;

●	prepare and file for regulatory approval of XYNGARI™ for the treatment of moderate-to-severe acne;

●	identify a botulinum toxin partner for DMT410 for the treatment of medical and aesthetic skin conditions and diseases;

●	continue development of DMT410 for the treatment of treatment of aesthetic and medical skin conditions, including Phase 1 and Phase 2 clinical trials;

●	prepare for commercialization of XYNGARI™, if approved, including the hiring of sales and marketing personnel;

●	manufacture our product candidates for additional Phase 2 and Phase 3 trials and commercial sale;

●	hire additional research and development and selling, general and administrative personnel;

●	maintain, expand, and protect our intellectual property portfolio; and

●	incur additional costs associated with operating as a public company.

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

Recent Developments

On January 21, 2025, we closed a private placement (the “January 2025 PIPE”) priced at the market under Nasdaq rules, in which we sold 1,935,412 shares of Common Stock, pre-funded warrants to purchase an aggregate of 72,468 shares of Common Stock with an exercise price of $0.001 per share (“January 2025 Pre-Funded Warrants”), and 2,007,880 warrants (the “January 2025 PIPE Warrants”) to purchase up to an aggregate of 2,007,880 shares of Common Stock. The January 2025 PIPE Warrants have an exercise price of $1.27. Certain our insiders, including our Chief Executive Officer, Chief Financial Officer and certain members of the our board of directors, participated in the January 2025 PIPE. These insiders purchased an aggregate of 1,220,476 shares of Common Stock and January 2025 PIPE Warrants to purchase up to an aggregate of 1,220,476 shares of Common Stock, for an aggregate purchase price of approximately $1,550,000. The purchase price per share of Common Stock and accompanying January 2025 PIPE Warrant for these insiders was the same as paid by other investors in the January 2025 PIPE. In connection with the January 2025 PIPE, we entered into a registration rights agreement with the investor, pursuant to which we agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock underlying the securities sold in the January 2025 PIPE financing. We filed a Form S-3 on January 30, 2025, which was declared effective by the SEC on February 5, 2025. We received net cash proceeds of approximately $2.3 million from the January 2025 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. During the first quarter of 2025, all of the January 2025 Pre-Funded Warrants were exercised. As of March 31, 2025, no January 2025 Pre-Funded Warrants remained outstanding.

On March 27, 2025, we announced that our XYNGARI™ Phase 3 STAR-1 trial met all co-primary endpoints by achieving highly statistically significant difference when compared with placebo after 12 weeks of once weekly treatments. At week 12, XYNGAR™ achieved IGA success (2-point change and 0 or 1) in 29.4% of patients vs. 15.2% of patients on placebo (p<0.001), XYNGARI™ saw a -16.8 inflammatory lesion reduction compared with a -13.1 inflammatory lesion reduction for placebo (p<0.001), and XYNGARI™ saw a -17.3 noninflammatory lesion reduction compared with a -12.4 noninflammatory lesion reduction for placebo (p<0.001). Based on this positive data, we plan initiate the second XYNGARI™ Phase 3 STAR-2 trial by the end of 2025.

On March 27, 2025, we entered into an inducement offer letter agreement (the “March 2025 Inducement Letter”) with a holder (the “Holder”) of certain of our existing warrants to purchase an aggregate of 4,834,470 shares of our common stock. Such existing warrants were made up of (i) certain of the May 17, 2024 (the “May 2024 Warrants”), which were issued in two separate series, having an exercise price of $4.91 per share, and (ii) the September 16, 2024, which were issued in two separate series, having an exercise price of $1.58 per share (the “September 2024 Warrants” and together with the May 2024 Warrants, the “Existing Warrants”). Pursuant to the March 2025 Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants at a reduced exercise price of $1.284 per share in consideration for our agreement to issue in a private placement (i) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 4,980,806 shares of Common Stock (the “New Series A Warrant Shares”) and (ii) new Series B common stock purchase warrants (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”) to purchase up to 4,688,134 shares of Common Stock (the “New Series B Warrant Shares” and together with the New Series A Warrant Shares, the “New Warrant Shares”). We received net proceeds of approximately $5.8 million from the exercise of the Existing Warrants by the Holder, after deducting financial advisor fees and other offering expenses payable by us.

ATM Agreement

In June 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright &Co., LLC (“HCW”), as sales agent, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $1,662,761 (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). During the three months ended March 31, 2025, we sold no shares of common stock under the ATM Agreement and have no capacity to sell shares pursuant to the ATM Agreement remaining.

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

Results of Operations

Three Months Ended March 31, 2025, and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Difference
Operating expenses:
Research and development	$1,281,141	$1,600,741	$(319,600)
General and administrative	1,058,662	1,602,819	(544,157)
Total operating expenses	2,339,803	3,203,560	(863,757)
Loss from operations	(2,339,803)	(3,203,560)	863,757
Other income and expenses:
Interest income	36,216	69,298	(33,082)

Net loss	$(2,303,587)	$(3,134,262)	$830,675

Research and Development Expenses

Research and development expenses decreased by $0.3 million from $1.6 million for the three months ended March 31, 2024, to $1.3 million for the three months ended March 31, 2025. The decrease in research and development expenses resulted from $0.1 million of decreased clinical expenses from the XYNGARI™ STAR-1 acne study, which completed enrollment during the fourth quarter of 2024, and $0.2 million of decreased stock-based compensation resulting from the cancellation of out-of-the-money stock options during the first quarter of 2024.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million from $1.6 million for the three months ended March 31, 2024, to $1.1 million for the three months ended March 31, 2025. This decrease resulted from $0.3 million of decreased stock-based compensation resulting from the cancellation of out-of-the-money stock options during the first quarter of 2024 and $0.2 million of decreased audit fees.

Other Income and Expenses

Interest income decreased by $33,082 from $69,298 for the three months ended March 31, 2024, to $36,216 for the three months ended March 31, 2025. The decrease in interest income resulted from decreased cash balances.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2025	2024
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(1,934,066)	$(2,704,454)
Financing activities	$8,491,764	$-
Increase (decrease) in cash and cash equivalents	$(6,557,698)	$(2,704,454)

Operating activities

Cash used in operations of $1.9 million for the three months ended March 31, 2025, was the result of the net loss of $2.3 million, offset by increases in accounts payable and accrued expenses of approximately $0.3 million, as well as the decrease of prepaid expenses and other current assets of approximately $0.1 million.

Cash and cash equivalents used in operations of $2.7 million for the three months ended March 31, 2024, was the result of the net loss of $3.1 million, offset by $0.6 million in non-cash stock-based compensation expense, a decrease in prepaid expenses and other current assets of $0.1 million, and decreases in accounts payable and accrued and other current liabilities of $0.3 million.

Financing activities

Cash provided by financing activities of $8.5 million for the three months ended March 31, 2025, was the result of the January 2025 PIPE financing which raised net proceeds of $2.3 million, and the March 2025 Inducement financing which raised net proceeds of $6.2 million.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of March 31, 2025, our cash and cash equivalents totaled $9.7 million, and we had an accumulated deficit of $68.0 million. For the three months ended March 31, 2025, and the year ended December 31, 2024, we used cash of $1.9 million and approximately $11.1 million, respectively, in operations. We expect our cash resources to fund operations into the first quarter of 2026. We anticipate that we will continue to incur net losses for the foreseeable future.

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

Funding Requirements

We plan to focus in the near term on the development, regulatory approval, and potential commercialization of XYNGARI™ for the treatment of acne. We anticipate we will incur net losses for the next several years as we complete clinical development of XYNGARI™ for the treatment of acne and psoriasis and continue research and development of DMT410 for the treatment of aesthetic and medical skin conditions. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional drug candidates, potentially build commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our drug candidates.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to complete the Phase 3 studies for XYNGARI™ for the treatment of acne, continue development of XYNGARI™, and to pursue in-licenses or acquisitions of other drug candidates. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance future operations, we are developing plans to mitigate this risk, which may consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we may be forced to make significant reductions in our operations and the pursuit of our growth strategy. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and activities which could adversely affect our business prospects, or we may be unable to continue operations.

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

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the number and characteristics of the drug candidates we pursue;

●	the scope, progress, results, and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

●	the cost of manufacturing our drug candidates and any drugs we successfully commercialize;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future drug candidates, if any.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025. No material changes to such risk factors have occurred during the quarter ended March 31, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

2025 Annual Meeting of Stockholders Date

Our Board of Directors has set the date of our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) for July 15, 2025. The exact time and place of the 2025 Annual Meeting will be specified in our Notice of 2025 Annual Meeting and related proxy statement for the 2025 Annual Meeting.

Because the date of the 2025 Annual Meeting will differ by more than 30 days from the anniversary date of our 2024 Annual Meeting of Stockholders, the previously announced deadline for stockholder proposals for the 2025 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act is no longer applicable. Under the new deadline set by the Company, any stockholder proposal intended to be included in our proxy materials for the 2025 Annual Meeting pursuant to Exchange Act Rule 14a-8 must be mailed to: Dermata Therapeutics, Inc., 3525 Del Mar Heights Rd., #322, San Diego, CA 92130, Attn.: Corporate Secretary, on or before the close of business on May 22, 2025. In addition to complying with this deadline, stockholder proposals intended to be included in our proxy materials for the 2025 Annual Meeting must also comply with all applicable SEC rules, including Exchange Act Rule 14a-8.

Because the date of the 2025 Annual Meeting will not be more than thirty (30) days before or more than seventy (70) days after the anniversary date of our 2024 Annual Meeting of Stockholders, the previously announced deadline for stockholder proposals or nominations under our bylaws for the 2025 Annual Meeting is still applicable. Pursuant to the bylaws, the deadline for any stockholder proposal or nomination other than pursuant to Exchange Act Rule 14a-8 for the 2025 Annual Meeting was on February 6, 2025.

In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than nominees approved by the Board of Directors must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of January 2025 PIPE Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

4.2	Form of January 2025 PIPE Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

4.3	Form of January 2025 PIPE Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

4.4	Form of March 2025 New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

4.5	Form of March 2025 HCW Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

10.1	Clinical Trial Collaboration Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2025)

10.2	Form of January 2025 PIPE Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2025).

10.4	Form of March 2025 Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: May 14, 2025	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

