Form 10-Q
period 2025-06-30
Dermata Therapeutics, Inc.
filed 2025-08-13
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

There were 681,557 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of August 11, 2025.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Table of Contents

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$6,480,930	$3,161,570
Prepaid expenses and other current assets	159,586	372,318
Total assets	$6,640,516	$3,533,888

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable	$413,687	$808,011
Accrued and other current liabilities	612,578	1,164,783
Total liabilities	1,026,265	1,972,794
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001 per share, 250,000,000 shares authorized; 637,757 shares issued and outstanding as of June 30, 2025; 251,725 shares issued and outstanding as of December 31, 2024	64	25
Additional paid-in capital	75,294,206	67,236,408
Accumulated deficit	(69,680,019)	(65,675,339)
Total stockholders’ equity	5,614,251	1,561,094
Total liabilities and stockholders’ equity	$6,640,516	$3,533,888

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$617,835	$2,009,102	$1,898,976	$3,609,843
General and administrative	1,154,896	874,640	2,213,559	2,477,459
Total operating expenses	1,772,731	2,883,742	4,112,535	6,087,302
Loss from operations	(1,772,731)	(2,883,742)	(4,112,535)	(6,087,302)
Other income and expenses:
Interest income	71,638	54,636	107,855	123,934
Net loss	$(1,701,093)	$(2,829,106)	$(4,004,680)	$(5,963,368)

Net loss per share of Common Stock, basic and diluted	$(1.66)	$(41.82)	$(5.18)	$(106.44)

Weighted-average basic and diluted Common Stock	1,026,506	67,654	772,397	56,025

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	251,725	$25	$67,236,408	$(65,675,339)	$1,561,094
Stock-based compensation	-	-	37,189	-	37,189
Issuance of Common Stock and warrants from January 2025 PIPE, net of issuance costs	193,539	19	2,254,702	-	2,254,721
Issuance of Common Stock upon exercise of pre-funded warrants	97,746	10	967	-	977
Issuance of Common Stock and warrants from March 2025 Warrant Inducement, net of issuance costs	60,200	6	5,750,822	-	5,750,828
Net loss	-	-	-	(2,303,587)	(2,303,587)
Balance at March 31, 2025	603,210	$60	$75,280,088	$(67,978,926)	$7,301,222
Stock-based compensation	-	-	39,234	-	39,234
Issuance of abeyance shares	34,547	4	(4)	-	-
Issuance costs related to the March 2025 Warrant Inducement	-	-	(25,112)	-	(25,112)
Net loss	-	-	-	(1,701,093)	(1,701,093)
Balance at June 30, 2025	637,757	$64	$75,294,206	$(69,680,019)	$5,614,251

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	26,150	$3	$59,742,893	$(53,387,878)	$6,355,018
Stock-based compensation	-	-	587,234	-	587,234
Issuance of abeyance shares	18,200	2	(2)	-	-
Net loss	-	-	-	(3,134,262)	(3,134,262)
Balance at March 31, 2024	44,350	$5	$60,330,125	$(56,522,140)	$3,807,990
Stock-based compensation	-	-	19,608	-	19,608
Issuance of Common Stock upon exercise of warrants, net of issuance costs	24,933	2	2,320,461	-	2,320,463
Settlement of fractional shares paid in cash	(15)	-	(828)	-	(828)
Net loss	-	-	-	(2,829,106)	(2,829,106)
Balance at June 30, 2024	69,268	$7	$62,669,366	$(59,351,246)	$3,318,127

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,004,680)	$(5,963,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	76,422	606,842
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	212,732	367,802
Accounts payable	(356,816)	360,253
Accrued and other current liabilities	(552,205)	(201,936)
Total adjustments to reconcile net loss to net cash used in operations	(619,867)	1,132,961
Net cash used in operating activities	(4,624,547)	(4,830,407)
Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance costs	7,993,425	2,410,200
Payment of prior period issuance costs	(50,495)	-
Issuance costs paid setting up ATM agreement	-	(70,000)
Proceeds from exercise of pre-funded warrants	977	-
Payment for fractional shares in reverse stock split	-	(828)
Net cash provided by financing activities	7,943,907	2,339,372
Net increase (decrease) in cash and cash equivalents	3,319,360	(2,491,035)
Cash and cash equivalents at beginning of period	3,161,570	7,438,135
Cash and cash equivalents at end of period	$6,480,930	$4,947,100
Non-cash financing activities:
March 2025 Warrant Inducement issuance costs in accounts payable	$12,987	-
Issuance of abeyance shares	(4)	$(2)
May 2024 Warrant Reload issuance costs in accounts payable	-	$89,737
Deferred financing costs included in accounts payable or accrued expenses	-	$46,755
Supplemental disclosure:
Cash paid for taxes	$950	$950

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

Reverse Stock Splits

On July 15, 2025, the Company held its annual meeting of stockholders at which time the stockholders approved the adoption of an amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-two to one-for-thirty, with the exact ratio determined by the Company’s board of directors without further approval or authorization of its stockholders. On August 1, 2025, the Company effected the reverse split of its shares of Common Stock at a ratio of 1-for-10, as approved by the Company’s board of directors (the “2025 Reverse Stock Split”). The par value was not adjusted as a result of the 2025 Reverse Stock Split. All issued and outstanding shares of Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of June 30, 2025, cash and cash equivalents totaled $6.5 million and the Company had an accumulated deficit of $69.7 million. For the six months ended June 30, 2025, and the year ended December 31, 2024, the Company used cash of $4.6 million and approximately $11.1 million, respectively, in operations. The Company’s cash and cash equivalents are expected to fund operations into the second quarter of 2026. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and equity instruments. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker view the Company’s operations and manage its business in one operating segment, which is the business of developing and commercializing pharmaceutical candidates.

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

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company does not have any Level 2 or Level 3 instruments. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these assets and liabilities.

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

The common share equivalents that are not included in the calculation of diluted net loss per share of Common Stock but could potentially dilute basic earnings per share in the future are as follows:

	As of June 30,
	2025	2024
Common Stock options	20,477	2,727
Common Stock warrants	1,238,949	110,924
Total potentially dilutive securities	1,259,426	113,651

Recent Accounting Pronouncements

For the six months ended June 30, 2025, the Company has reviewed recent accounting standards and identified the following as relevant to the Company.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025; however, there was no impact on its financial statements and income tax footnote.

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	June 30,	December 31,
	2025	2024
Prepaid expenses and other current assets:
Prepaid insurance	$68,061	$349,824
Prepaid research and development costs	7,993	12,600
Prepaid other and other current assets	83,532	9,894
Total prepaid expenses and other current assets	$159,586	$372,318

Accrued and other current liabilities:
Accrued research and development costs	$28,197	$295,392
Accrued compensation and benefits	490,703	731,632
Accrued other	93,678	137,759
Total accrued and other current liabilities	$612,578	$1,164,783

4. Equity Securities

A summary of the Company’s equity securities as of June 30, 2025, is as follows:

Description	Authorized	Issued	Abeyance	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	637,757	388,700	-	637,757
Preferred Stock	10,000,000	-	-	-	-
Warrants	-	1,238,949	-	-	1,238,949
2021 Omnibus Equity Incentive Plan	-	20,568	-	13	20,477
Total equity securities	260,000,000	1,897,274	388,700	13	1,897,183

Common Stock

On March 27, 2025, the Company entered into an inducement offer letter agreement (the “March 2025 Inducement Letter”) with a holder (the “Holder”) of certain of its existing warrants to purchase an aggregate of 483,447 shares of the Company’s common stock. Such existing warrants were made up of (i) certain of the May 17, 2024 (the “May 2024 Warrants”), which were issued in two separate series, having an exercise price of $49.10 per share, and (ii) the September 16, 2024, which were issued in two separate series, having an exercise price of $15.80 per share (the “September 2024 Warrants” and together with the May 2024 Warrants, the “Existing Warrants”). Pursuant to the March 2025 Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants at a reduced exercise price of $12.84 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 498,080 shares of Common Stock (the “New Series A Warrant Shares”) and (ii) new Series B common stock purchase warrants (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”) to purchase up to 468,813 shares of Common Stock (the “New Series B Warrant Shares” and together with the New Series A Warrant Shares, the “New Warrant Shares”). The New Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on July 15, 2025. The Company received net proceeds of approximately $5.7 million from the exercise of the Existing Warrants by the Holder, after deducting financial advisor fees and other offering expenses payable by the Company. As of June 30, 2025, the Holder has received 94,747 Common Shares, with the balance of 388,700 shares held in abeyance, to be released to the Holder at the Holder’s request.

On January 21, 2025, the Company closed a private placement (the “January 2025 PIPE”) priced at the market under Nasdaq rules, in which it sold 193,539 shares of Common Stock, pre-funded warrants to purchase an aggregate of 7,246 shares of Common Stock with an exercise price of $0.01 per share (“January 2025 Pre-Funded Warrants”), and 200,785 warrants (the “January 2025 PIPE Warrants”) to purchase up to an aggregate of 200,785 shares of Common Stock. The January 2025 PIPE Warrants have an exercise price of $12.70. Certain Company insiders, including the Company’s Chief Executive Officer, Chief Financial Officer and certain members of the Company’s board of directors, participated in the January 2025 PIPE. These Company insiders purchased an aggregate of 122,047 shares of Common Stock and January 2025 PIPE Warrants to purchase up to an aggregate of 122,047 shares of Common Stock, for an aggregate purchase price of approximately $1,550,000. The purchase price per share of Common Stock and accompanying January 2025 PIPE Warrant for these Company insiders was the same as paid by other investors in the January 2025 PIPE. The January 2025 Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on July 15, 2025. In connection with the January 2025 PIPE, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock underlying the securities sold in the January 2025 PIPE financing. The Company filed a Form S-3 on January 30, 2025, which was declared effective by the SEC on February 5, 2025. The Company received net cash proceeds of approximately $2.2 million from the January 2025 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.4 million. During the first quarter of 2025, all of the January 2025 Pre-Funded Warrants were exercised. As of June 30, 2025, no January 2025 Pre-Funded Warrants remained outstanding.

On September 17, 2024, the Company closed a private placement (the “September 2024 PIPE”) priced at the market under Nasdaq rules, in which it sold 191,256 pre-funded warrants to purchase up to an aggregate of 191,256 shares of Common Stock with an exercise price of $0.01 per share (the “September 2024 Pre-Funded Warrants”), and 191,256 series A warrants (the “September 2024 PIPE Series A Common Warrants”) to purchase up to an aggregate of 191,256 shares of Common Stock and 191,256 series B warrants (the “September 2024 PIPE Series B Common Warrants” and together with the September 2024 PIPE Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 191,256 shares of Common Stock. The September 2024 PIPE Warrants have an exercise price of $15.80. In connection with the September 2024 PIPE, the Company entered into a registration rights agreement with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock underlying the securities sold in the September 2024 PIPE financing. The Company filed a Form S-3 on September 19, 2024, which was declared effective by the SEC on September 24, 2024. The Company received net cash proceeds of approximately $3.1 million from the September 2024 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.4 million. As of December 31, 2024, 90,500 September 2024 Pre-Funded Warrants remained outstanding, which were exercised during the first quarter of 2025. As of June 30, 2025, no September 2024 Pre-Funded Warrants remained outstanding.

In June 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with a sales agent (the “Sales Agent”), providing for the sale of up to $1,157,761 of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During July 2024, the Company issued 35,580 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $1,157,248 before deducting issuance costs. After issuance of the 35,580 shares during July 2024, $513 remained registered under the ATM Agreement. On August 2, 2024, the Company increased the maximum aggregate offering amount of Common Stock issuable under the ATM Agreement by $505,000, from $1,157,761 to $1,662,761. During September 2024, the Company issued 19,421 shares of Common Stock under the ATM Agreement resulting in additional gross proceeds of $504,894 before deducting issuance costs. During 2024, the Company issued a total of 55,001 shares from its ATM resulting in net proceeds of $1.5 million after deducting issuer costs and other expenses related to setting up and issuing shares from the Company’s ATM. As of June 30, 2025, the Company does not have any remaining capacity under its ATM Agreement.

On May 21, 2024, the Company closed on inducement agreements (the “May 2024 Inducement”) with certain holders (the “Holders”) of certain of the Company’s existing warrants to purchase up to an aggregate of 51,632 shares of the Company’s Common Stock, issued to the Holders on (i) May 26, 2023 (the “May 2023 Warrants”), having an exercise price of $324.00 per share, and (ii) November 2023 New Warrants (as defined below), which were issued in two separate series, each having an exercise price of $97.67 per share (together with the May 2023 Warrants, the “May 2024 Existing Warrants”). Pursuant to the May 2024 Inducement, the Holders agreed to exercise for cash their May 2024 Existing Warrants at a reduced exercise price of $51.60 per share in consideration for the Company’s agreement to issue in a private placement (i) new Series A Common Stock purchase warrants (the “New May 2024 Series A Warrants”) to purchase up to 60,117 shares of Common Stock, and (ii) new Series B Common Stock purchase warrants (the “New May 2024 Series B Warrants” and together with the New May 2024 Series A Warrants, the “New May 2024 Warrants”) to purchase up to 43,149 shares of Common Stock. The Company received net proceeds of approximately $2.3 million from the exercise of the May 2024 Existing Warrants by the Holders, after deducting placement agent fees and other offering expenses payable by the Company.

Related to the May 2024 Inducement, during July 2024, the balance of 26,700 abeyance shares related to the May 2024 Warrant Inducement were released to the investor, leaving no further abeyance shares outstanding as of December 31, 2024.

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are issued or outstanding as of June 30, 2025, or December 31, 2024, respectively.

Warrants

Summary of Warrants Outstanding

The warrants outstanding as of June 30, 2025, are exercisable into 1,238,949 shares of Common Stock which had a fair value of $5.85 per share, based on the closing trading price on June 30, 2025. The aggregate intrinsic value of warrants outstanding as of June 30, 2025, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of June 30, 2025, was zero.

	Quantity of Warrants Outstanding as of
Description	June 30, 2025	December 31, 2024	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	19	19	$49,200.00	11/15/2026
IPO Warrants	1,230	1,230	16,800.00	8/17/2026
IPO Underwriter Warrants	53	53	19,320.00	8/17/2026
March 2023 Offering Placement Agent Warrants	753	753	579.38	3/16/2028
May 2023 PIPE Placement Agent Warrants	371	371	428.45	5/23/2028
November 2023 Placement Agent Warrants	1,619	1,619	122.09	11/21/2028
May 2024 Series A Common Warrants	2,334	60,117	49.10	11/21/2029
May 2024 Series B Common Warrants	-	43,149	49.10	5/21/2026
May 2024 Placement Agent Warrants	3,613	3,613	64.50	11/21/2029
September 2024 PIPE Series A Common Warrants	-	191,256	15.80	3/18/2030
September 2024 PIPE Series B Common Warrants	-	191,256	15.80	3/17/2026
September 2024 PIPE Placement Agent Warrants	13,386	13,386	22.88	3/18/2030
January 2025 PIPE Warrants	200,785	-	12.70	7/15/2030
January 2025 PIPE Placement Agent Warrants	14,053	-	15.88	7/15/2030
March 2025 Warrant Inducement Series A Warrants	498,080	-	12.84	7/15/2030
March 2025 Warrant Inducement Series B Warrants	468,813	-	12.84	1/15/2027
March 2025 Warrant Inducement Placement Agent Warrants	33,840	-	16.05	7/15/2030
Total warrants outstanding	1,238,949	506,822

Warrant Inducements

In March 2025, the Company entered into the March 2025 Inducement Letter with a Holder who agreed to exercise 483,447 warrants to purchase Common Stock at a reduced exercise price of $12.84 per share in exchange for 498,080 New Series A Warrants and 468,813 New Series B Warrants with an exercise price of $12.84 per share. The March 2025 Inducement Letter, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the New Warrants, is considered a modification of the Existing Warrants under the guidance ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $5.7 million. As the Existing Warrants and the New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $4.9 million as an equity issuance cost.

In May 2024, the Company completed the May 2024 Inducement with the Holders who agreed to exercise 51,632 warrants to purchase Common Stock at a reduced exercise price of $51.60 per share in exchange for 60,117 New May 2024 Series A Warrants and 43,149 New May 2024 Series B Warrants with an exercise price of $49.10 per share. The May 2024 Inducement, which resulted in the lowering of the exercise price of the May 2024 Existing Warrants and the issuance of the May 2024 New Warrants, is considered a modification of the May 2024 Existing Warrants under the guidance ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the May 2024 Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $2.3 million. As the May 2024 Existing Warrants and the May 2024 New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $1.5 million as an equity issuance cost.

5. Equity Incentive Plan

Under the Company’s Omnibus Equity Incentive Plan (the “2021 Plan”) as amended, the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to employees, directors, and consultants of the Company. At the Company’s 2024 Annual Meeting of Stockholders held on May 7, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 4,193 shares to 7,993 shares. Further at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2021 Plan, to increase the evergreen provision from one percent to five percent of the total number of the Company’s Common Stock outstanding starting on January 1, 2025. The five percent evergreen provision resulted in an additional 12,588 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2025.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of the Company’s Board and consultants.

As of June 30, 2025, there remain 13 shares reserved for issuance under the 2021 Plan, as amended.

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

The Company granted stock options in January 2025 and 2024. There were no stock option grants during the second quarter of 2025 or 2024. The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Six Months Ended June 30,
	2025	2024
Grant date fair value	$11.59	$91.50
Risk-free interest rate	4.65%	4.0%
Dividend yield	0.00%	0.00%
Expected life in years	5.9	5.9
Expected volatility	110%	110%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted.

The following table summarizes the total stock-based compensation expense related to stock options included in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$8,100	$4,623	$15,720	$241,960
General and administrative	31,134	14,985	60,702	364,882
Total	$39,234	$19,608	$76,422	$606,842

Stock Option Award Activity

A summary of the Company’s 2021 Plan stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2024	5,227	$58.72	9.3
Options granted	15,250	13.80	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at June 30, 2025	20,477	$25.27	9.4

Options exercisable at June 30, 2025	4,592	$39.64	9.1

In January 2024, the Board unanimously approved to provide employees and directors of the Company the opportunity to cancel outstanding, out-of-the-money, stock options without consideration, in accordance with an option cancellation agreement. Accordingly, 674 of the 675 stock options outstanding as of December 31, 2023, were cancelled in February 2024.

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

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2025, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on June 30, 2025, which was $5.85 per share. The intrinsic value of options outstanding and exercisable as of June 30, 2025, was zero.

As of June 30, 2025, total unrecognized compensation cost related to stock options was approximately $0.3 million and the weighted average period over which this cost is expected to be recognized is 2.7 years.

6. Commitments and Contingencies

Clinical Trials

In March 2025, the Company announced positive topline results for its XYNGARI™ Phase 3 STAR-1 clinical trial. The total contract amount with the clinical research organization was approximately $7.2 million, which extended from the fourth quarter of 2023 into the second quarter of 2025. During the six months ended June 30, 2025, the Company recognized $0.7 million in research and development expense for the STAR-1 clinical trial. During the three and six months ended June 30, 2024, the Company recognized $1.6 million and $2.4 million, respectively, in research and development expense for the STAR-1 clinical trial. The STAR-1 clinical trial is completed, and no further expenses are expected to be incurred.

Supplier Agreement

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive supply agreement for the supply of the Spongilla raw material used in XYNGARI™ and DMT410 product candidates. The counterparty to this supply agreement is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has received multiple shipments of raw material from its supplier subsequent to the implementation of export controls and sanctions, containing additional quantities of Spongilla raw material, which will provide the Company with sufficient quantities of Spongilla to initiate and complete two Phase 3 studies in moderate-to-severe acne and support filing a new drug application for XYNGARI™ in acne upon the successful completion of two Phase 3 studies. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in XYNGARI™ and DMT410 product candidates could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. whereby Villani has granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contain Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company is responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company is required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties. As of June 30, 2025, the Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2025.

Collaboration Agreement

On January 17, 2025, the Company entered into a Clinical Trial Collaboration Agreement (the “Clinical Trial Agreement”) with Revance Therapeutics, Inc. (“Revance”), pursuant to which the Company and Revance intend to conduct a multi-center clinical trial (the “Trial”) to evaluate the topical application of XYNGARITM, the Company’s topical Spongilla powder (formerly referred to as DMT310), with Daxxify (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A. Pursuant to the terms of the Clinical Trial Agreement, Revance has granted the Company a non-exclusive, worldwide, non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use certain Revance intellectual property, solely as necessary or useful for the Company to conduct the trial under the Clinical Trial Agreement. The Company has granted Revance a similar license to use XYNGARITM and other compound(s) under the Clinical Trial Agreement. The Clinical Trial Agreement will terminate upon completion of the Trial, the delivery of the data resulting from the Trial and the completion of any statistical analyses of the data resulting from the Trial. Either party may terminate the Clinical Trial Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach. In addition, either party may terminate the Clinical Trial Agreement immediately upon written notice if such party reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the Trial. The Company has agreed to sponsor, conduct, and fund the Phase 2a clinical trial. As of June 30, 2025, the Company has not incurred any expenses related to the Revance Clinical Trial Agreement.

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

Upon the occurrence of any Event (as defined in the Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement, up to a maximum of 12% of the aggregate subscription amount. As of June 30, 2025, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of June 30, 2025.

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

The following table summarizes the segment’s financial information including the Company’s significant segment expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Research and development	$		$		$		$
Clinical		(20,676)		1,568,812		705,645		2,439,727
Nonclinical		166,478		91,631		311,179		212,034
Personnel related		472,033		348,659		882,152		958,082
Total research and development		$617,835		$2,009,102		$1,898,976		$3,609,843
General and administrative		1,154,896		874,640		2,213,559		2,477,459
Interest income		71,638		54,636		107,855		123,934
Net loss		$(1,701,093)		$(2,829,106)		$(4,004,680)		$(5,963,368)

8. Related Party Transaction

In connection with the January 2025 PIPE financing, certain Company insiders, including the Company’s CEO, Chief Financial Officer and certain members of the Company’s board of directors, participated in the offering. These Company insiders purchased an aggregate of 122,047 Common Stock and Warrants to purchase up to an aggregate of 122,047 shares of Common Stock, for an aggregate purchase price of $1.55 million. The purchase price per share and accompanying Warrant for these Company insiders was the same as paid by other investors in the January 2025 PIPE.

9. Subsequent Events

Subsequent to June 30, 2025, at the Holder’s request, the Company delivered 43,800 shares of Common Stock which were held in abeyance, related to the March 2025 Warrant Inducement. Accordingly, 344,900 shares are held in abeyance, which are not issued and not outstanding.

As previously reported, on May 14, 2025, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Common Stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The Staff further indicated that, based upon the Company’s implementation of a reverse stock split within the prior one-year period, the Company’s securities were subject to delisting from the Nasdaq Capital Market and would be suspended at the opening of business on May 23, 2025. The Company timely requested a hearing before the Panel, which request stayed any further suspension or delisting action by Nasdaq, pending the ultimate conclusion of the hearing process.

On July 2, 2025, the Panel notified the Company that it has granted Company’s request for an exception until August 14, 2025, to demonstrate compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance and maintain its listing on the Nasdaq Capital Market. If the Company does not regain compliance with the Minimum Bid Price Requirement, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting.

At the Company’s 2025 annual meeting of stockholders on July 15, 2025, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock at a specific ratio, ranging from one-for-two to one-for-thirty, with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders. On July 15, 2025, the Company’s board of directors set and approved a reverse split ratio of one-for-ten and authorized the Company’s management to effect the reverse stock split on August 1, 2025. The number of shares of the Company’s authorized common stock was not affected by the 2025 Reverse Stock Split and the par value of the Company’s common stock remained unchanged at $0.0001 per share.

Except where disclosed, all amounts related to number of shares and per share amounts have been retrospectively adjusted in these financial statements to reflect the 2025 Reverse Stock Split.

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

Our lead product candidate, XYNGARI™, is intended to utilize our Spongilla technology for the once weekly treatment of a variety of skin diseases, with our initial focus being the treatment of acne, which has a U.S. market size of approximately 30 million patients seeking treatment. In March 2025, we announced that our XYNGARI™ Phase 3 Spongilla Treatment of Acne Research (STAR-1) trial topline data met all co-primary endpoints at week 12. XYNGARI™ demonstrated highly statistically significant difference compared with placebo for all primary endpoints after 12 weeks of once weekly treatments. XYNGARI™ patients saw a rapid and sustained therapeutics treatment effect in absolute reduction in inflammatory lesion counts with a -11.4 lesion reduction at week four, -14.7 lesions reduction at week 8, and -16.8 lesion reduction at week 12 compared to -8.6, -10.9, and -13.1 lesion reduction for placebo at weeks 4, 8, and 12, respectively. XYNGARI™ patients also saw a rapid and sustained therapeutics treatment effect in absolute reduction in noninflammatory lesion counts with a -12.4 lesion reduction at week four, -15 lesions reduction at week 8, and -17.3 lesion reduction at week 12 compared to -8.8, -10.4, and -12.4 lesion reduction for placebo at weeks 4, 8, and 12, respectively. Lastly, we observed a sustained therapeutics treatment effect in the investigator’s global assessment of acne with a 11.9% of XYNGARI™ patients being considered a responder at week four, 21.6% of XYNGARI™ patients being considered a responder at week 8, and 29.4% of XYNGARI™ patients being considered a responder at week 12 compared to 6.2%, 8.0%, and 15.2% of placebo patients being considered a responder at weeks 4, 8, and 12, respectively. The Phase 3 STAR-1 trial was double-blind, randomized, placebo controlled, and enrolled 520 patients with moderate-to-severe acne, age 9 years or older across sites in the United States and Latin America. The co-primary endpoints included absolute reduction in inflammatory and noninflammatory lesion counts and the improvement in investigators global assessment (IGA) of acne. Patients were treated once a week for 12 weeks with either XYNGARI™ or placebo and were evaluated monthly. We are currently evaluating the full data set from the STAR-1 trial. As requested by the FDA, we would have to complete a second Phase 3 trial, STAR-2, which would be followed by an extension study to follow patients for a 12-month total treatment period. The STAR-2 trial would include a near identical trial design to the STAR-1 trial and we are currently evaluating next steps as it relates to the XYNGARI™ Phase 3 STAR-2 clinical trial. Previously XYNGARI™ has shown its ability to treat the multiple causes of acne in a Phase 2b study where we initially saw a 45% reduction in inflammatory lesions after four treatments, with XYNGARI™ achieving statistically significant improvements at all time points for all three primary endpoints throughout the study (reduction in inflammatory lesions, reduction in non-inflammatory lesions, and improvement in IGA). In addition, based on the multiple mechanisms of action and anti-inflammatory effect seen with the XYNGARI™ acne trial, we completed a Phase 1b proof of concept, or POC, trial in psoriasis where we saw encouraging results warranting further investigation upon our receipt of adequate funding.

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

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $4.0 million and $6.0 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $69.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our future activities, as we:

●	development of XYNGARI™ for the treatment of acne, including non-clinical studies and the second Phase 3 clinical trial;

●	prepare for regulatory approval of XYNGARI™ for the treatment of moderate-to-severe acne;

●	identify a botulinum toxin partner for DMT410 for the treatment of medical and aesthetic skin conditions and diseases;

●	continue development of DMT410 for the treatment of treatment of aesthetic and medical skin conditions, including Phase 1 and Phase 2 clinical trials;

●	prepare for commercialization of XYNGARI™, if approved, including the hiring of sales and marketing personnel;

●	manufacture our product candidates for additional Phase 2 and Phase 3 trials and commercial sale;

●	hire additional research and development and selling, general and administrative personnel;

●	maintain, expand, and protect our intellectual property portfolio; and

●	incur additional costs associated with operating as a public company.

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

Recent Developments

On January 21, 2025, we closed a private placement (the “January 2025 PIPE”) priced at the market under Nasdaq rules, in which we sold 193,539 shares of Common Stock, pre-funded warrants to purchase an aggregate of 7,246 shares of Common Stock with an exercise price of $0.01 per share (“January 2025 Pre-Funded Warrants”), and 200,785 warrants (the “January 2025 PIPE Warrants”) to purchase up to an aggregate of 200,785 shares of Common Stock. The January 2025 PIPE Warrants have an exercise price of $12.70. Certain our insiders, including our Chief Executive Officer, Chief Financial Officer and certain members of the our board of directors, participated in the January 2025 PIPE. These insiders purchased an aggregate of 122,047 shares of Common Stock and January 2025 PIPE Warrants to purchase up to an aggregate of 122,047 shares of Common Stock, for an aggregate purchase price of approximately $1,550,000. The purchase price per share of Common Stock and accompanying January 2025 PIPE Warrant for these insiders was the same as paid by other investors in the January 2025 PIPE. In connection with the January 2025 PIPE, we entered into a registration rights agreement with the investor, pursuant to which we agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock underlying the securities sold in the January 2025 PIPE financing. We filed a Form S-3 on January 30, 2025, which was declared effective by the SEC on February 5, 2025. We received net cash proceeds of approximately $2.3 million from the January 2025 PIPE after deducting underwriters’ discounts and offering expenses of approximately $0.3 million. During the first quarter of 2025, all of the January 2025 Pre-Funded Warrants were exercised. As of June 30, 2025, no January 2025 Pre-Funded Warrants remained outstanding.

On March 27, 2025, we announced that our XYNGARI™ Phase 3 STAR-1 trial met all co-primary endpoints by achieving highly statistically significant difference when compared with placebo after 12 weeks of once weekly treatments. At week 12, XYNGAR™ achieved IGA success (2-point change and 0 or 1) in 29.4% of patients vs. 15.2% of patients on placebo (p<0.001), XYNGARI™ saw a -16.8 inflammatory lesion reduction compared with a -13.1 inflammatory lesion reduction for placebo (p<0.001), and XYNGARI™ saw a -17.3 noninflammatory lesion reduction compared with a -12.4 noninflammatory lesion reduction for placebo (p<0.001). Based on this positive data, we are evaluating next steps with respect to the XYNGARI™ Phase 3 STAR-2 clinical trial.

On March 27, 2025, we entered into an inducement offer letter agreement (the “March 2025 Inducement Letter”) with a holder (the “Holder”) of certain of our existing warrants to purchase an aggregate of 483,447 shares of our common stock. Such existing warrants were made up of (i) certain of the May 17, 2024 (the “May 2024 Warrants”), which were issued in two separate series, having an exercise price of $49.10 per share, and (ii) the September 16, 2024, which were issued in two separate series, having an exercise price of $15.80 per share (the “September 2024 Warrants” and together with the May 2024 Warrants, the “Existing Warrants”). Pursuant to the March 2025 Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants at a reduced exercise price of $12.84 per share in consideration for our agreement to issue in a private placement (i) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 498,080 shares of Common Stock (the “New Series A Warrant Shares”) and (ii) new Series B common stock purchase warrants (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”) to purchase up to 468,813 shares of Common Stock (the “New Series B Warrant Shares” and together with the New Series A Warrant Shares, the “New Warrant Shares”). We received net proceeds of approximately $5.7 million from the exercise of the Existing Warrants by the Holder, after deducting financial advisor fees and other offering expenses payable by us. As of June 30, 2025, 388,700 shares were held in abeyance.

ATM Agreement

In June 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), as sales agent, pursuant to which we may offer and sell, from time to time through HCW, shares of our common stock for aggregate proceeds of up to $1,662,761 (upon the terms and subject to the conditions and limitations set forth in the ATM Agreement). During the six months ended June 30, 2025, we sold no shares of common stock under the ATM Agreement and have no capacity to sell shares pursuant to the ATM Agreement remaining.

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

Results of Operations

Three Months Ended June 30, 2025, and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2025	2024	Difference
Operating expenses:
Research and development	$617,835	$2,009,102	$(1,391,267)
General and administrative	1,154,896	874,640	280,256
Total operating expenses	1,772,731	2,883,742	(1,111,011)
Losses from operations	(1,772,731)	(2,883,742)	1,111,011
Other income and expenses:
Interest income, net	71,638	54,636	17,002

Net loss	$(1,701,093)	$(2,829,106)	$1,128,013

Research and Development Expenses

Research and development expenses decreased by $1.4 million from $2.0 million for the three months ended June 30, 2024, to $0.6 million for the three months ended June 30, 2025. The decrease in research and development expenses resulted from $1.6 million of decreased clinical expenses from the XYNGARI™ STAR-1 acne study, which completed enrollment during the fourth quarter of 2024. The decrease in clinical expense was partially offset by $0.1 million of increased chemistry, manufacturing, and controls, or CMC, expenses and $0.1 million of increased personnel costs.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million from $0.9 million for the three months ended June 30, 2024, to $1.2 million for the three months ended June 30, 2025. The increase in general and administrative expense was result of $0.2 million of increased public company compliance costs as well as $0.1 million of increased personnel costs.

Other Income and Expenses

Interest income increased by $17,002 from $54,636 for the three months ended June 30, 2024, to $71,638 for the three months ended June 30, 2025. The increase in interest income resulted from increased cash balances.

Six Months Ended June 30, 2025, and 2024

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2025	2024	Difference
Operating expenses:
Research and development	$1,898,976	$3,609,843	$(1,710,867)
General and administrative	2,213,559	2,477,459	(263,900)
Total operating expenses	4,112,535	6,087,302	(1,974,767)
Loss from operations	(4,112,535)	(6,087,302)	1,974,767
Other income and expenses:
Interest expense, net	107,855	123,934	(16,079)

Net loss	$(4,004,680)	$(5,963,368)	$1,958,688

Research and Development Expenses

Research and development expenses decreased by $1.7 million from $3.6 million for the six months ended June 30, 2024, to $1.9 million for the six months ended June 30, 2025. The decrease in research and development expenses resulted from $1.7 million of decreased clinical expenses from the XYNGARI™ STAR-1 acne study, which completed enrollment during the fourth quarter of 2024.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million from $2.5 million for the six months ended June 30, 2024, to $2.2 million for the six months ended June 30, 2025. The decrease in general and administrative expense was the net result of $0.3 million of decreased stock-based compensation resulting from the cancellation of out-of-the-money stock options during the first quarter of 2024.

Other Income and Expenses

Other income and expenses decreased by $16,079 from $123,934 for the six months ended June 30, 2024, to $107,855 for the six months ended June 30, 2025. The decrease in interest income resulted from changes in cash and cash equivalents.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2025	2024
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(4,624,547)	$(4,830,407)
Financing activities	$7,943,907	$2,339,372
Increase (decrease) in cash and cash equivalents	$3,319,360	$(2,491,035)

Operating activities

Cash used in operations of $4.6 million for the six months ended June 30, 2025, was the result of the net loss of $4.0 million and decreases in accounts payable and accrued expenses and other current liabilities of $0.9 million, partially offset by the decrease in prepaid expenses and other current assets of $0.2 million and non-cash stock-based compensation of $0.1 million.

Cash used in operations of $4.8 million for the six months ended June 30, 2024, was the result of the net loss of $6.0 million and a decrease in accrued and other current liabilities of $0.2 million, offset by increases in non-cash stock-based compensation of $0.6 million, an increase in accounts payable of $0.4 million, and a decrease in prepaid expenses and other current assets of $0.4 million.

Financing activities

Cash provided by financing activities of $7.9 million for the six months ended June 30, 2025, was primarily the result of the January 2025 PIPE financing which raised net proceeds of approximately $2.2 million, and the March 2025 Inducement financing which raised net proceeds of $5.7 million.

Cash provided by financing activities of $2.3 million for the six months ended June 30, 2024, was the result of the May 2024 Warrant Inducement financing which raised gross process of $2.7 million offset by approximately $0.4 million of financing-related expenses.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of June 30, 2025, our cash and cash equivalents totaled $6.5 million, and we had an accumulated deficit of $69.7 million. For the six months ended June 30, 2025, and the year ended December 31, 2024, we used cash of $4.6 million and approximately $11.1 million, respectively, in operations. We expect our cash resources to fund operations into the second quarter of 2026. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued. We will require additional capital to complete the Phase 3 studies for XYNGARI™ for the treatment of acne, continue development of XYNGARI™, and to pursue in-licenses or acquisitions of other drug candidates. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance future operations, we are developing plans to mitigate this risk, which may consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions, and reducing cash expenditures. If we are not able to secure adequate additional funding, we may be forced to make significant reductions in our operations and the pursuit of our growth strategy. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and activities which could adversely affect our business prospects, or we may be unable to continue operations.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025. No material changes to such risk factors have occurred during the six months ended June 30, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dermata Therapeutics, Inc., dated July 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: August 13, 2025	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

