Form 10-Q
period 2026-03-31
Dermata Therapeutics, Inc.
filed 2026-05-13
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

There were 4,022,143 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of May 12, 2026.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Table of Contents

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and cash equivalents	$6,945,282	$7,521,978
Prepaid expenses and other current assets	427,279	341,848
Inventory	93,091	-
Total assets	$7,465,652	$7,863,826

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable (including related party amounts of $0 and $86,250, respectively)	$318,331	$460,811
Accrued and other current liabilities (including related party amounts of $129,333 and $25,000, respectively)	734,318	1,179,635
Total liabilities	1,052,649	1,640,446
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized; 4,022,143 shares issued and outstanding as of March 31, 2026; 2,660,110 shares issued and outstanding as of December 31, 2025.	402	266
Additional paid-in capital	81,494,203	79,457,010
Accumulated deficit	(75,081,602)	(73,233,896)
Total stockholders’ equity	6,413,003	6,223,380
Total liabilities and stockholders’ equity	$7,465,652	$7,863,826

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$383,724	$1,281,141
Selling, general and administrative (including related party amounts of $190,583 and $0, respectively)	1,542,658	1,058,662
Total operating expenses	1,926,382	2,339,803
Loss from operations	(1,926,382)	(2,339,803)
Other income and expenses:
Interest income	78,676	36,216
Net loss	$(1,847,706)	$(2,303,587)

Net loss per share of Common Stock, basic and diluted	$(0.48)	$(4.47)

Weighted-average basic and diluted Common Stock	3,858,921	515,465

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2025	2,660,110	$266	$79,457,010	$(73,233,896)	$6,223,380
Issuance of Common Stock from ATM sales, net of issuance costs	824,283	82	1,993,969	-	1,994,051
Issuance of Common Stock upon exercise of pre-funded warrants	537,750	54	(54)	-	-
Stock-based compensation	-	-	43,278	-	43,278
Net loss	-	-	-	(1,847,706)	(1,847,706)
Balance at March 31, 2026	4,022,143	$402	$81,494,203	$(75,081,602)	$6,413,003

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	251,725	$25	$67,236,408	$(65,675,339)	$1,561,094
Issuance of Common Stock and warrants from January 2025 PIPE, net of issuance costs	193,539	19	2,254,702	-	2,254,721
Issuance of Common Stock upon exercise of pre-funded warrants	97,746	10	967	-	977
Issuance of Common Stock and warrants from March 2025 Warrant Inducement, net of issuance costs	60,200	6	5,750,822	-	5,750,828
Stock-based compensation	-	-	37,189	-	37,189
Net loss	-	-	-	(2,303,587)	(2,303,587)
Balance at March 31, 2025	603,210	$60	$75,280,088	$(67,978,926)	$7,301,222

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,847,706)	$(2,303,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,278	37,189
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(85,431)	86,579
Inventory	(93,091)	-
Accounts payable	(51,128)	102,064
Accrued and other current liabilities	(445,640)	143,689
Net cash used in operating activities	(2,479,718)	(1,934,066)
Cash flows from financing activities:
Proceeds from issuance of Common Stock from ATM sales, net of issuance costs	1,994,374	-
Proceeds from issuance of Common Stock, pre-funded warrants, and warrants, net of issuance costs	-	8,541,282
Proceeds from exercise of pre-funded warrants	-	977
Payment of issuance costs	(91,352)	(50,495)
Net cash provided by financing activities	1,903,022	8,491,764
Net increase (decrease) in Cash and cash equivalents	(576,696)	6,557,698
Cash and cash equivalents at beginning of period	7,521,978	3,161,570
Cash and cash equivalents at end of period	$6,945,282	$9,719,268
Non-cash financing activities:
Issuance Common Stock upon exercise of pre-funded warrants	$54	$-
ATM issuance costs in accrued expenses	$323	$-
January 2025 PIPE issuance costs in accounts payable	$-	$79,102
March 2025 Warrant Inducement issuance costs in accounts payable	$-	$456,631

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Notes to Financial Statements

(unaudited)

1. Organization and Basis of Presentation

Dermata Therapeutics, Inc., (the “Company”), was formed in December 2014 as a Delaware limited liability company (“LLC”) under the name Dermata Therapeutics, LLC. On March 24, 2021, the Company converted from an LLC to a Delaware C-corporation and changed its name to Dermata Therapeutics, Inc. On August 17, 2021, the Company completed its initial public offering. The Company’s shares of Common Stock and warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “DRMA,” and “DRMAW,” respectively. During September 2025, the Company made a strategic shift from researching and developing prescription products to becoming a science-driven leader in dermatologic solutions anticipating the launch of its first direct-to-consumer (“DTC”) products from its Tome skincare line in mid-2026.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities and has not generated any revenue or commercialized any product candidates. As of March 31, 2026, cash and cash equivalents totaled $6.9 million, and the Company had an accumulated deficit of $75.1 million. For the three months ended March 31, 2026, and the year ended December 31, 2025, the Company used cash of approximately $2.5 million and approximately $7.8 million, respectively, in operations. The Company’s existing cash and cash equivalents are expected to fund operations into the first quarter of 2027.

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

Historically, the Company’s principal sources of cash have included proceeds from the issuance of equity securities and debt. The Company’s principal use of cash has been for operations, and the Company expects that the principal uses of cash in the future will be for continuing operations, including various marketing expenditures, including, but not limited to, branding, paid media, marketing use studies, advertising, software subscriptions, and launch events and tradeshows, as well as non-marketing expenses including funding of research and development, and general working capital requirements. The Company expects that as marketing expenses continue to grow, it will need to raise additional capital to sustain operations.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. The unaudited financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026, which includes a broader discussion of the Company’s business and the risks inherent therein.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, including those related to stock-based compensation. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Inventory consists of raw materials procured for the purpose of manufacturing the Company’s Tome skincare products and is stated at the lower of cost or net realizable value. Costs for inventory include shipping, delivery, freight, non-refundable taxes, duties, and other landing costs. The Company’s policy is to perform an assessment of the recoverability of capitalized inventory during each reporting period and to write down any excess, obsolete, damaged, or expired materials to their estimated realizable value in the period in which the impairment is first identified. Given the early stage of the Company’s commercialization strategy, no impairments of inventory have been recorded as of March 31, 2026.

Interest Income

Interest income consists of interest income earned on cash and cash equivalents from interest bearing demand accounts.

Patent Costs

Patent costs related to obtaining and maintaining patent protection in both the United States and other countries are expensed as incurred. Patent costs are classified as selling, general and administrative expenses.

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, including stock-based compensation expense and discretionary incentive bonuses, if any, external research and development costs incurred under agreements with contract research or laboratory organizations, costs related to compliance with regulatory requirements, costs related to developing future product candidates, and other allocated expenses.

Payments for research and development activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses and other current assets. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. The Company uses judgments and estimates to determine the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Selling, General and Administrative Costs

Selling, general and administrative costs are expensed in the period incurred. Selling, general and administrative costs primarily consist of personnel-related expenses, including stock-based compensation and discretionary incentive bonuses, if any, marketing and brand-related expenses, including marketing studies of current and planned product candidates, paid media and advertising costs, as well as legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax, and other consulting services, insurance costs, and other allocated expenses.

Payments for selling, general and administrative activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses and other current assets. The Company records accruals for estimated costs incurred for ongoing selling, general and administrative activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. The Company uses judgments and estimates to determine the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. As such, for the three months ended March 31, 2026, and 2025, comprehensive loss was equal to the net loss.

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

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of March 31,
	2026	2025
Common Stock options	167,477	20,477
Common Stock warrants	5,424,598	1,238,949
Total potentially dilutive securities	5,592,075	1,259,426

Recent Accounting Pronouncements

For the three months ended March 31, 2026, the Company reviewed recent accounting standards and identified the following as relevant to the Company.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. These amendments are effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company elected to early adopt this accounting guidance prospectively as of January 1, 2026, which did not have a material impact on its financial statements or its related disclosures.

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	March 31,	December 31,
	2026	2025
Inventory:
Raw materials	$93,091	$-
Total inventory	$93,091	$-

Prepaid expenses and other current assets:
Prepaid insurance	$153,007	$255,272
Prepaid research and development costs	24,167	2,741
Prepaid marketing expenses	52,600	30,000
Prepaid annual subscriptions	102,134	42,571
Prepaid other	21,732	11,264
Deposit for inventory manufacturing	31,559	-
Deposit for property, plant and equipment	42,080	-
Total prepaid expenses and other current assets	$427,279	$341,848

Accrued and other current liabilities:
Accrued compensation and benefits	$284,781	$979,453
Accrued legal fees	108,103	-
Accrued consulting fees	290,533	199,750
Accrued other	50,901	432
Total accrued and other current liabilities	$734,318	$1,179,635

4. Equity Securities

A summary of the Company’s equity securities as of March 31, 2026, is as follows:

Description	Authorized	Issued	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	4,022,143	-	4,022,143
Preferred Stock	10,000,000	-	-	-
Warrants	-	5,424,598	-	5,424,598
2021 Omnibus Equity Incentive Plan	153,586	152,568	1,018	152,477
Nonqualified Inducement Stock Option Grant	15,000	15,000	-	15,000
Total equity securities	260,168,586	9,614,309	1,018	9,614,218

Common Stock

In January 2026, the Company extended its At The Market Offering Agreement (the “ATM Agreement”) with its sales agent (the “Sales Agent”), providing for the additional sale of up to $705,000 of its shares of Common Stock as set forth in the ATM Agreement, adding to the registered capacity of approximately $1.4 million which remained as of December 31, 2025, for total remaining capacity of approximately $2.1 million. During January 2026, the Company issued 824,283 shares of its Common Stock under the ATM Agreement, resulting in net proceeds of approximately $2.0 million after paying the Sales Agent a fixed commission rate of 3.0% of approximately $67,000 and other transactional fees. After issuance of the 824,283 shares of its Common Stock under its ATM Agreement during January 2026, no capacity remained under the Company’s ATM Agreement.

On December 29, 2025, the Company closed a private placement (the “December 2025 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,484,312 shares of Common Stock, pre-funded warrants to purchase an aggregate of 537,750 shares of Common Stock with an exercise price of $0.001 per share (“December 2025 Pre-Funded Warrants”), 2,022,062 Series C warrants (the “Series C Warrants”) to purchase up to an aggregate of 2,022,062 shares of Common Stock, and 2,022,062 Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 2,022,062 shares of Common Stock (together the “December 2025 PIPE Warrants”), for gross proceeds of approximately $4.1 million. The December 2025 PIPE Warrants have an exercise price of $2.04. Certain Company insiders, including the Company’s Chief Executive Officer and Chief Financial Officer, participated in the December 2025 PIPE. These Company insiders purchased an aggregate of 735,294 shares of Common Stock and December 2025 PIPE Warrants to purchase up to an aggregate of 1,470,588 shares of Common Stock, for an aggregate purchase price of approximately $1.5 million. The purchase price per share of Common Stock and accompanying December 2025 PIPE Warrants for these Company insiders was the same as paid by other investors in the December 2025 PIPE. The December 2025 PIPE Warrants are exercisable subject to stockholder approval. In connection with the December 2025 PIPE, the Company entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the shares of Common Stock underlying the securities sold in the December 2025 PIPE financing. The Company filed a Form S-3 on January 22, 2026, which was declared effective by the SEC on January 29, 2026. The Company received net cash proceeds of approximately $3.8 million from the December 2025 PIPE after deducting approximately $0.3 million of placement agent fees and legal and audit firm fees. During the first quarter of 2026, all of the 537,750 December 2025 Pre-Funded Warrants were exercised, leaving no prefunded warrants outstanding.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the December 2025 PIPE. In addition to the placement agent fees, the Company issued to Wainwright, or its designees, warrants (the “December 2025 PIPE Placement Agent Warrants”) to purchase up to an aggregate of 141,544 shares of Common Stock at an exercise price equal to $2.55 per share. The grant date fair value of the December 2025 PIPE Placement Agent Warrants was $0.2 million, which represents a non-cash issuance cost, and which was determined using the Black-Scholes option pricing model, using the following significant assumptions: expected term of 5.4 years, expected volatility of 134.9%, risk-free interest rate of 3.67% and dividend yield of 0.0%.

In November 2025, the Company extended its ATM Agreement with its Sales Agent, providing for the additional sale of up to approximately $1.8 million of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent was entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During December 2025, the Company issued 149,341 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $0.4 million before deducting approximately $15,000 of Sales Agent issuance costs. After issuance of the 149,341 shares during December 2025, approximately $1.4 million remained registered under the ATM Agreement as of December 31, 2025, which was subsequently utilized during the first quarter of 2026, leaving no remaining capacity as of March 31, 2026.

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

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of March 31, 2026, or December 31, 2025.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented, excluding 537,750 pre-funded warrants with an exercise price of $0.001 outstanding as of December 31, 2025, which were exercised during the first quarter of 2026, leaving no pre-funded warrants outstanding as of March 31, 2026.

The warrants outstanding as of March 31, 2026, are exercisable into 5,424,598 shares of Common Stock which had a fair value of $1.21 per share based on the closing trading price on March 31, 2026. The aggregate intrinsic value of warrants outstanding as of March 31, 2026, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of March 31, 2026, was zero.

	Quantity of Warrants Outstanding as of
Description	March 31, 2026	December 31, 2025	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	-	19	$49,200	03/14/2026
IPO Warrants	1,230	1,230	16,800	8/17/2026
IPO Underwriter Warrants	53	53	19,320	8/17/2026
March 2023 Offering Placement Agent Warrants	753	753	579.38	3/16/2028
May 2023 PIPE Placement Agent Warrants	371	371	428.45	5/23/2028
November 2023 Placement Agent Warrants	1,619	1,619	122.09	11/20/2028
May 2024 Series A Common Warrants	2,334	2,334	49.10	11/21/2029
May 2024 Placement Agent Warrants	3,613	3,613	64.50	11/21/2029
September 2024 PIPE Placement Agent Warrants	13,386	13,386	22.88	3/18/2030
January 2025 PIPE Warrants	80,051	80,051	12.70	7/15/2030
January 2025 Repriced PIPE Warrants	120,734	120,734	2.04	(1)
January 2025 PIPE Placement Agent Warrants	14,053	14,053	15.88	7/15/2030
March 2025 Warrant Inducement Series A	498,080	498,080	12.84	7/15/2030
March 2025 Warrant Inducement Series B	468,813	468,813	12.84	1/15/2027
March 2025 Financial Advisor Warrants	33,840	33,840	16.05	7/15/2030
December 2025 PIPE Series C Warrants	2,022,062	2,022,062	2.04	(1)
December 2025 PIPE Series D Warrants	2,022,062	2,022,062	2.04	(2)
December 2025 PIPE Placement Agent Warrants	141,544	141,544	2.55	(1)
Total warrants outstanding	5,424,598	5,424,617

(1)	Warrants are subject to Shareholder approval. Expiration date is 5 years from shareholder approval date.
(2)	Warrants are subject to Shareholder approval. Expiration date is 24 months from shareholder approval date.

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

Warrant Modification

In connection with the December 2025 PIPE, the Company and certain holders of the Company’s outstanding warrants that participated as investors in the January 2025 PIPE, agreed to amend certain outstanding warrants to purchase up to an aggregate of 120,734 shares of the Company’s common stock that were previously issued on January 23, 2025, with an exercise price of $12.70 per share (which exercise price reflects a 1-for-10 reverse stock split effected by the Company on August 1, 2025), effective upon the closing of the December 2025 PIPE, such that the amended warrants have a reduced exercise price of $2.04 per share. The amended warrants are exercisable subject to stockholder approval and will expire five years from the effective date of such stockholder approval. The Company’s annual meeting of stockholders is scheduled for May 27, 2026. The modification of the January 2025 PIPE Warrants was accounted for as a modification of equity-linked instruments. In accordance with ASC 815-40, as the warrants were classified as equity instruments before and after the modification, and as the modification was directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost.

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

5. Equity Incentive Plan

Under its 2021 Omnibus Equity Incentive Plan as amended (“2021 Plan”), the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to our employees, directors, and consultants. The five percent evergreen provision resulted in an additional 133,005 and 12,588 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2026, and 2025, respectively. As of March 31, 2026, the number of shares authorized for issuance under the 2021 Plan was 153,586. As of March 31, 2026, there remained 1,018 shares reserved for issuance under the 2021 Plan, as amended.

Stock awards may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. Stock awards granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years for employees and one year for directors of our Board and consultants.

On March 9, 2026, the Company appointed a new Vice President of Marketing to help launch the Company’s Tome skincare line. Upon commencement of employment, the new employee was provided a non-qualified stock option inducement grant to purchase up to 15,000 shares of the Company’s Common Stock with an exercise price of $1.33 per share based upon the Company’s Nasdaq closing stock price on that day (the “Inducement Award”). The Inducement Award was made outside of the Company’s 2021 Plan, was made in accordance with Nasdaq Listing Rule 5635(c)(4), and was unanimously approved by the Company’s Board of Directors. The terms and conditions of the Inducement Award are substantially the same as those awards granted under the Company’s 2021 Plan, including a four-year vesting period.

Fair Value Measurement

The Company uses the Black-Scholes option valuation model, which requires the use of highly subjective assumptions, to determine the fair value of stock-based awards. The fair value of each employee stock option is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

●	Fair Value of Common Stock. The fair value of Common Stock is measured as the Company’s closing price of Common Stock on the date of grant.

●	Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options.

●	Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding, which is calculated using the simplified method for stock-based awards granted to employees, as the Company has insufficient historical information to provide a basis for an estimate. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. As permitted under ASC 718, the Company has elected to use the contractual term as the expected term for certain non-employee awards, on an award-by-award basis.

●	Volatility. Beginning on January 1, 2026, based on the availability of sufficient historical trading data of the Company’s own common stock, the Company determines the expected stock volatility based on its historical volatility. Prior to January 1, 2026, the Company lacked sufficient historical trading history and, as such, determined volatility based on the historical volatilities of industry peers that consisted of several public companies with comparable characteristics, including therapeutic indications.

●	Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends to common shareholders and, therefore, the Company has used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Three Months Ended March 31,
	2026	2025
Grant date fair value	$1.91	$11.59
Risk-free interest rate	3.8%	4.7%
Dividend yield	0.00%	0.00%
Expected life in years	6.0	5.9
Expected volatility	135%	110%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or selling, general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted. The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations:

	Three Months Ended March 31,
	2026	2025
Research and development	$14,312	$7,620
Selling, general and administrative	28,966	29,569
Total	$43,278	$37,189

Stock Option Award Activity

A summary of the Company’s stock option activity (inclusive of the Inducement Award) is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2025	20,477	$25.27	8.9
Options granted	147,000	2.09	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance at March 31, 2026	167,477	$4.93	9.6

Options exercisable at March 31, 2026	14,022	$22.37	8.8

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2026, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on March 31, 2026, which was $1.21 per share. The intrinsic value of options outstanding and exercisable as of March 31, 2026, was zero.

As of March 31, 2026, total unrecognized compensation cost related to stock options was approximately $0.4 million and the weighted average period over which this cost is expected to be recognized is 3.0 years.

6. Commitments and Contingencies

Clinical Trials

During the first quarter of 2025, the Company announced top-line results from a Phase 3 STAR-1 clinical trial of XYNGARI™, formerly its lead prescription candidate for the treatment of moderate-to-severe acne. The total contract amount with the clinical research organization was approximately $7.0 million, and the contract extended from the fourth quarter of 2023 to the first half of 2025. During the quarter ended March 31, 2025, the Company recognized $0.7 million in research and development expense related to the clinical research organization for the STAR-1 trial. No additional expense was incurred during the quarter ended March 31, 2026.

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

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive Supplier Agreement for the supply of the Spongilla raw material used in the Company’s Tome skincare brand. The counterparty to this supply agreement, Reka-Farm, is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has recently received a shipment of raw material from its supplier after the implementation of export controls and sanctions, containing additional quantities of Spongilla raw material, which the Company believes will provide the Company with sufficient quantities of Spongilla to support the planned launch and sale of the Tome skincare products, based on current assumptions. The Company plans to order additional shipments of raw materials to support the commercial sales of its products, the timing of which is unknown. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in Tome skincare could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

Reka-Farm is the sole supplier of the Company’s Spongilla raw materials used in its skincare products. The Company has evaluated other suppliers of Spongilla from other regions of the world; however, no other supplier nor their Spongilla supply has met the quality standards set forth by the Company’s cGMP practices. An alternative source to supply Spongilla raw materials could be the aquaculture of Spongilla in a lab setting, which could significantly increase the cost of raw materials as well as the availability of raw materials due to the cost and time to develop and build an aquaculture infrastructure to supply Spongilla in commercial quantities. If Reka-Farm is unavailable to supply Spongilla raw materials to the Company, it could adversely affect its business, results of operations, and financial condition.

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

License Agreements

On March 31, 2017, the Company entered into a license agreement, as amended (the “License Agreement”) with Villani, Inc. (“Villani”) whereby Villani granted the Company an exclusive, sub-licensable, royalty-bearing license (the “License”) under the Licensed Patents (as defined in the License Agreement), to formulate, develop, seek regulatory approval for, make or sell products that contained Spongilla lacustris (alone or in combination with other active or inactive ingredients) for the treatment of diseases, disorders and conditions of the skin, including but not limited to acne, rosacea, psoriasis, atopic dermatitis, seborrheic dermatitis, actinic keratosis and eczema that were developed using certain licensed know-how (“Licensed Products”). The Company was responsible for the development (including manufacturing, packaging, non-clinical studies, clinical trials and obtaining regulatory approval and commercialization (including marketing, promotion, distribution, etc.)) for all Licensed Products. The original License Agreement was amended in 2019, and pursuant to the amended License Agreement, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $20.25 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. On July 30, 2021, the Company further amended the License Agreement in the Second Amendment to the License and Settlement Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company was required to make future milestone payments to Villani in an aggregate amount of up to $40.5 million upon the achievement of specified development and sales milestones, payable in cash or in equity, at the option of Villani, as well as single-digit royalty payments on net sales. The Second Amendment includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, and warranties.

On November 10, 2025, the Company received a notice of material breach and demand for cure (the “Notice”) from Villani alleging that the Company breached the License Agreement as a result of the Company’s recent strategic shift to focus on DTC skincare products. The Notice alleged that the Company (i) failed to use Commercially Reasonable Efforts (as defined in the License Agreement) to pursue a prescription product business, (ii) failed to provide Villani with advance notice of certain submissions to regulatory authorities, (iii) used Licensed Know-How (as defined in the License Agreement) outside of the Field (as defined in the License Agreement) and (iv) the Company’s anticipated OTC kits did not qualify as Licensed Products (as defined in the License Agreement). On November 11, 2025, Villani delivered an additional notice to the Company (the “Additional Notice”) whereby Villani requested (i) the reversion and assignment of all assets regarding Spongilla-based products back to Villani, (ii) that the Company preserve all Spongilla inventory, and (iii) the Company preserve all documents, data, and tangible materials related to Spongilla. The Company disputes the allegations contained in the Notice and the Additional Notice. As part of the Company’s strategic pivot in September 2025, on November 17, 2025, the Company provided notice to terminate the License Agreement with an effective date of February 15, 2026. As of March 31, 2026, the Company has not accrued any payments related to the Villani Notices since the Company does not believe any financial payments are probable and all obligations under the termination of the License Agreement have been fulfilled. The termination of the License Agreement was effective February 15, 2026 and the Company believes it has fulfilled its obligations under the termination provisions of the License Agreement. See related additional disclosures under Legal Proceedings disclosure below.

Legal Proceedings

On April 23, 2026, Dermata was served with a complaint filed by Villani, Inc. (“Villani”) in the U.S. District Court for the Central District of California (“Lawsuit”). The Lawsuit alleges the Company made false or misleading advertising statements under the Lanham Act 15 USC §1125, breach of contract, and conversion, and seeks injunctive relief. In connection with the Lawsuit, on April 26, 2026, Villani filed a motion seeking a temporary restraining order (“TRO”) and a preliminary injunction. The Company denies the allegations in the Lawsuit and is vigorously opposing Villani’s motion.

On May 6, 2026, the court denied the TRO in part as related to Villani’s breach of contract and conversion claims, and granted the TRO in part as related to certain of Villani’s false or misleading advertising claims, which imposes certain temporary restrictions on specific statements the Company can make, pending further proceedings. The preliminary injunction, if granted, could extend certain of the above restrictions. A hearing on the preliminary injunction is scheduled for July 14, 2026.

At this time, the Company is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, that may result from this matter. The TRO and any potential preliminary injunction could have an adverse impact on the Company’s operations, financial condition, and results of operations, particularly if the restrictions remain in place for an extended period or are expanded in scope.

The Company will continue to monitor developments in this matter and will adjust its disclosures as appropriate.

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

Upon the occurrence of any Event as defined in the January 2025 Registration Rights Agreement and the December 2025 Registration Rights Agreement, which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement, up to a maximum of 12% of the aggregate subscription amount. As of March 31, 2026, the Company determined that the likelihood of the Company incurring a significant amount of liquidated damages pursuant to the Registration Rights Agreements is remote.

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

Given the Company’s September 2025 strategic pivot to prioritize the development and distribution of Tome skincare products, the segment information disclosure has been recast for all periods presented to reflect this change. The following table summarizes the segment’s financial information including the Company’s significant segment expenses:

	Three Months Ended March 31,
	2026		2025
Research and development	$		$
Clinical		-		726,321
Chemistry, manufacturing and controls and nonclinical		32,502		125,290
Personnel related		351,222		429,530
Total research and development		$383,724		$1,281,141
Selling, general and administrative
Compliance		1,011,796		719,644
Marketing		206,333		-
Personnel related		324,529		339,018
Total selling, general and administrative		1,542,658		1,058,662
Interest income		78,676		36,216
Net loss		$(1,847,706)		$(2,303,587)

8. Related Party Transactions

In September 2025, the Company entered into a Master Services Agreement (the “MSA”) with Wilder & Partners, LLC (“Wilder”), an agency that assists the Company in branding, marketing, and product design for the Company’s first product launch, expected in mid-2026. The founding partner of Wilder is the Company CEO’s son-in-law and as such, falls within accordance with the Company’s Policy and Procedures for Related Party Transactions. Accordingly, the Board of Directors, inclusive of the Audit Committee, considered, reviewed, and unanimously approved the retention of Wilder as the branding agency, authorizing management to negotiate and execute an agreement on terms substantially consistent with the proposal reviewed. For the quarter ended March 31, 2026, the Company incurred approximately $0.2 million of marketing expenses related to Wilder, of which approximately $0.1 million was outstanding and included in accrued and other current liabilities as of March 31, 2026.

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

In connection with the December 2025 PIPE financing, certain Company insiders, including the Company’s CEO, Chief Financial Officer and certain members of the Company’s management, participated in the offering. These Company insiders purchased an aggregate of 735,294 shares of Common Stock and Warrants to purchase up to an aggregate of 1,470,588 shares of Common Stock, for an aggregate purchase price of $1.5 million. The purchase price per share and accompanying Warrant for these Company insiders was the same as paid by other investors in the December 2025 PIPE. In addition, in connection with the December 2025 PIPE, the Company and certain holders of the Company’s outstanding warrants who participated as investors in the January 2025 PIPE, including certain Company insiders, agreed to amend certain outstanding warrants to purchase up to an aggregate of 120,734 shares of the Company’s common stock that were previously issued on January 23, 2025, with an exercise price of $12.70 per share (which exercise price reflects a one-for-10 reverse stock split effected by the Company on August 1, 2025), effective upon the closing of the December 2025 PIPE, such that the amended warrants have a reduced exercise price of $2.04 per share, which was the same exercise price as what other investors received in the December 2025 PIPE. The amended warrants are exercisable subject to stockholder approval and will expire five years from the effective date of such stockholder approval. See Note 4 – Equity Securities.

9. Subsequent Events

See Note 6 above for discussion related to legal proceedings.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our products and our ability to satisfy our capital needs;

●	our dependence on our products, which are still in various stages of development;

●	our ability to acquire sufficient quantities of raw material needed to manufacture our products;

●	our, or that of our third-party manufacturers, ability to manufacture current Good Manufacturing Practices (“cGMPs”) quantities of our products as required to support commercial quantities of our products;

●	the possibility that an over the counter (“OTC”) formulation, dosage, combinations, or indication will fall outside the scope of applicable OTC monographs, will require new drug applications (“NDA”), or are otherwise challenged by the U.S. Food and Drug Administration (“FDA”), state boards, or other regulators, any of which could delay or prevent launch and commercialization or require reformulation, relabeling, additional testing, or other corrective actions;

●	the possibility that positive clinical data are not predictive of consumer experience or commercial performance of a product;

●	our ability to timely secure and scale manufacturing, packaging, and quality systems suitable for commercialization, including meeting lot release, stability, shelf life, and container-closure requirements, and to manage product returns, recalls, or withdrawals if quality issues arise;

●	our ability to successfully execute our strategic pivot from Rx to direct-to-consumer (“DTC”), including our capacity to design, formulate, manufacture, package and distribute products that comply with applicable federal, state and international requirements and standards, including FDA OTC monographs, current good manufacturing practices applicable to our products, labeling and Drug Facts requirements, and other enforcement policies;

●

our ability to establish and maintain distribution and sales channels, including DTC e-commerce, business-to-business (“B2B”) professional/clinic channels, and any retail partners, and to manage channel economics, chargebacks, returns, and working capital needs;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passage of future laws;

●	impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

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

Overview

We are a scientific leader in skincare, dedicated to the development and commercialization of products that address common and underserved skin conditions. Dermata initially was founded with a focus on researching and developing prescription products subject to the FDA approval process. In September 2025, after an extensive review of current trends in dermatology, changing consumer preferences, additional non-clinical and clinical development costs, and go-to market costs for an Rx acne product, management, with approval from our board of directors, determined that a strategic shift to developing and distributing DTC and B2B skincare products, that are backed by science, would be a better path to commercialization for the Company with potentially greater financial upside and faster time to market. We believe we can leverage our history and knowledge of Rx dermatology to create skincare products that are effective and safe, and available to consumers without the nuisance of obtaining a prescription. We believe this strategic repositioning will accelerate our path to commercialization, reduce our regulatory burden, and decrease development expenses, all while enabling us to address broad consumer segments in the skincare market.

We believe the skincare market, from a cosmetic, and over-the-counter (“OTC”), and Rx perspective, has seen a substantial shift towards consumers first relying upon multifaceted cosmetics and OTC products that simplify routines. Consumer preferences are changing to favor natural products that do more for their skin. There appears to be a resurgence of interest in traditional remedies to help with skin renewal and general cosmetic appearance. With consumers searching for multifunctional products to simplify their routines while valuing brand loyalty and sustainable practices. We believe there remains a gap in the skincare market for in-office level treatments that are available for home use and believe we have a product to fill this void. We believe that if we can provide consumers with a unique topical skincare product, we have an opportunity to capture a large segment of consumers seeking to simplify their skincare routine without needing to schedule an in-office visit. While this is a major shift in strategy for our company, we believe pursuing the commercial sale of unique cosmetic skincare products is the best path forward to meet our mission of providing consumers with efficacious and safe skincare treatment options.

We view this shift in consumer preferences as a significant benefit for our strategic repositioning. We have gained substantial clinical knowledge of various dermatology diseases and skin conditions. We plan to leverage this knowledge to create a whole product line of skincare treatments that consumers can access directly for each of their skincare needs. While our background is in clinical products, we plan to leverage the unique attributes of our hero ingredient, Spongilla lacustris, to develop skincare treatments. We plan to launch our first cosmetic product, the Foundational Treatment, in the middle of 2026. In the future, we plan to offer additional products that target specific needs of consumers. For example, for consumers who have more sensitive skin, we may plan to commercialize a milder version of our Foundational Treatment that could be used more often.

Our core products, like our Foundational Treatment, will utilize our Bioneedle, which is 100% Spongilla lacustris powder, to provide a once weekly skin renewal routine that is simple addition to skincare routines. This once weekly routine will contain our Bioneedle which will be combined with a fluidizing agent for easy application. Our Bioneedle is derived from a wildly grown freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a fine, purified powder and packaged with no additives. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world, which gives our Bioneedle its distinctive properties. The combination of a proprietary harvesting protocol, developed by our exclusive supplier, and the post-harvest processing procedures, produces a cosmetic ingredient that we believe optimizes the Bioneedle for a unique and simple skin renewal routine, unlike most skincare on the market.

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

We plan to leverage our Bioneedle platform for broad applicability across dermatologic and aesthetic skin conditions, potentially allowing dermatologists and aestheticians to increase the use of botulinum toxin. We believe this non-invasive approach could meaningfully expand the therapeutic and aesthetic utility of botulinum toxin for conditions such as axillary, palmar, and plantar hyperhidrosis, acne, acne scars, rosacea, and improved facial aesthetics (including improvements in skin luminosity and brightness, reducing pore size and number of pores, reducing fine lines, and reducing skin oiliness by decreasing sebum production). While we have no current timeline for the launch of this program we plan to continue to explore additional uses for this platform and look forward to getting our technology in the hands of aestheticians and dermatologists so they may better serve the medical and aesthetic needs of their patients.

We have taken steps to secure inventory of Spongilla raw material in advance of the planned launch of our Tome skincare products. We believe we have sufficient quantities of processed Spongilla raw material inventory on hand to support the anticipated mid-2026 commercial launch and initial commercialization activities thereafter, based on our current operating plans, expected production volumes and internal assumptions. We continue to evaluate additional inventory procurement opportunities and manufacturing planning activities to support future commercial demand.

Recent Developments

In January 2026, we raised approximately $2.0 million of net proceeds from the sale of 824,283 shares of our Common Stock under our At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright &Co., LLC (“HCW”), as sales agent. We paid HCW a fixed commission rate of 3% of approximately $67,000 and other transactional fees. We have no capacity to sell shares pursuant to the ATM Agreement remaining.

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

Management considers an accounting estimate to be critical if it requires a significant level of estimation uncertainty, and changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. For a detailed discussion of our significant accounting policies and related judgments, see Note 2 - Summary of Significant Accounting Policies to our unaudited financial statements contained within this Form 10-Q.

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the marketing expenses associated with the launch of our first Tome skincare products and resulting revenues, if any, in mid-2026. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Results of Operations

Three Months Ended March 31, 2026, and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	Difference
Operating expenses:
Research and development	$383,724	$1,281,141	$(897,417)
Selling, general and administrative	1,542,658	1,058,662	483,996
Total operating expenses	1,926,382	2,339,803	(413,421)
Loss from operations	(1,926,382)	(2,339,803)	413,421
Other income and expenses:
Interest income	78,676	36,216	42,460

Net loss	$(1,847,706)	$(2,303,587)	$455,881

Research and Development Expenses

Research and development expenses decreased by $0.9 million from $1.3 million for the three months ended March 31, 2025, to $0.4 million for the three months ended March 31, 2026. The decrease in research and development expenses resulted from $0.7 million of decreased clinical expenses from the XYNGARI™ STAR-1 acne study, which was completed during the second quarter of 2025, $0.1 million of decreased chemistry, manufacturing and controls, or CMC, and non-clinical expenses period over period as result of the Company’s pivot to focus on DTC product sales, and $0.1 million of decreased personnel expenses, which resulted from the receipt of proceeds of the Employee Retention Tax Credit refund which partially offset payroll taxes for research and development employees during the first quarter of 2026. While we continue to focus on designing, packaging, and manufacturing of our first commercial products, as well as product development, we anticipate that research and development expenses will continue to decrease as we prepare for launching our first product sales in mid-2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $0.5 million from $1.1 million for the three months ended March 31, 2025, to $1.5 million for the three months ended March 31, 2026. The increase in selling, general and administrative expenses was primarily attributable to $0.2 million of marketing expenses incurred, $0.2 million of increased audit fees and $0.1 million of increased legal fees. We anticipate that selling, general and administrative expenses will continue to increase related to marketing, branding, advertising, and personnel expenses as we continue to prepare for our first product launches and sales in mid-2026.

Other Income and Expenses

We earn interest income via overnight deposits on our cash and cash equivalents. Interest income was $78,676 for the first quarter of 2026 compared to $36,216 for the first quarter of 2025. The increase of $42,460 in interest income resulted from increased cash balances due to financing proceeds related to the December 2025 PIPE and recent ATM sales during the fourth quarter of 2025 and first quarter of 2026, respectively, as well as interest received related to the Employee Retention Tax Credit payments received during the first quarter of 2026.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2026	2025
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(2,479,718)	$(1,934,066)
Financing activities	$1,903,022	$8,491,764
Increase (decrease) in cash and cash equivalents	$(576,696)	$6,557,698

Operating activities

Cash used in operations of approximately $2.5 million for the three months ended March 31, 2026, was the result of the net loss of $1.8 million as well as increases in prepaid and other current assets of $0.1 million and increased inventory of $0.1 million, as well as decreases in accounts payable and accrued and other current liabilities of approximately $0.5 million.

Cash used in operations of $1.9 million for the three months ended March 31, 2025, was the result of the net loss of $2.3 million, offset by increases in accounts payable and accrued and other current liabilities of approximately $0.3 million, as well as the decrease of prepaid expenses and other current assets of approximately $0.1 million.

Financing activities

Cash provided by financing activities of $1.9 million for the three months ended March 31, 2026, was the result of approximately $2.0 million in net proceeds from ATM sales during the first quarter of 2026, partially offset by approximately $0.1 million of payments for issuance-related costs from the December 2025 PIPE financing.

Cash provided by financing activities of $8.5 million for the three months ended March 31, 2025, was the result of the January 2025 PIPE financing which raised net proceeds of $2.3 million, and the March 2025 Inducement financing which raised net proceeds of $6.2 million.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of March 31, 2026, our cash and cash equivalents totaled $6.9 million, and we had an accumulated deficit of $75.1 million. For the three months ended March 31, 2026, and the year ended December 31, 2025, we used cash of $2.5 million and approximately $7.8 million, respectively, in operations. We expect our current cash resources to fund operations into the first quarter of 2027.

We anticipate that we will continue to incur net losses for at least the next twelve months from the date of this filing. While we plan to launch our first DTC product in mid-2026, it is uncertain when we will generate operating income to sustain operations, if ever. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

Historically, our principal sources of cash have included proceeds from the issuance of equity securities. Our principal uses of cash have been for operations, and we expect that the principal uses of cash in the future will be for continuing operations, including various marketing expenditures, including, but not limited to, branding, paid media, marketing use studies, advertising, software subscriptions, and launch events and tradeshows, as well as non-marketing expenses including funding of research and development, and general working capital requirements. We expect that as marketing expenses continue to grow, we may need to raise additional capital to sustain operations.

Future Capital Requirements

We plan to focus our efforts in the near term on the development and commercialization of our Tome skincare product, our Foundational Treatment. We anticipate we will continue to incur net losses for the foreseeable future as we complete the launch of our Tome Foundational Treatment and ramp up marketing activities. We also plan to invest in developing additional skincare products to add to our portfolio that complement our Foundational Treatment. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional skincare candidates, potentially expand commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs without raising additional capital.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may require additional capital to continue to commercialize our Tome skincare products, and to pursue in-licenses or acquisitions of other drug candidates.

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

We continue to refocus our business on skincare products and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products to add to our Tome skincare brand. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products or companies to expand our Tome skincare brand and operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in licensing or similar strategic business transaction.

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

Going Concern

Since inception, we have devoted substantially all of our resources to research and development activities. In September 2025, we made a strategic pivot from research and developing prescription products to becoming a science-driven leader in dermatologic solutions, anticipating our first DTC product launch from our Tome skincare brand in mid-2026. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. In addition, we operate in an environment of rapid technological change, and we are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $1.8 million for the quarter ended March 31, 2026, and had an accumulated deficit of $75.1 million as of March 31, 2026. We anticipate incurring additional losses until such time, if ever, we can generate sufficient revenue from our products currently in development, or products we are in the process commercializing. Our primary source of capital has been the issuance of equity and equity-linked securities.

JOBS Act Accounting Election

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On April 23, 2026, Dermata was served with a complaint filed by Villani, Inc. (“Villani”) in the U.S. District Court for the Central District of California (“Lawsuit”). The Lawsuit alleges the Company made false or misleading advertising statements under the Lanham Act 15 USC §1125, breach of contract, and conversion, and seeks injunctive relief. In connection with the Lawsuit, on April 26, 2026, Villani filed a motion seeking a temporary restraining order (“TRO”) and a preliminary injunction. The Company denies the allegations in the Lawsuit and is vigorously opposing Villani’s motion.

On May 6, 2026, the court denied the TRO in part as related to Villani’s breach of contract and conversion claims, and granted the TRO in part as related to certain of Villani’s false or misleading advertising claims, which imposes certain temporary restrictions on specific statements the Company can make, pending further proceedings. The preliminary injunction, if granted, could extend certain of the above restrictions. A hearing on the preliminary injunction is scheduled for July 14, 2026.

At this time, the Company is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, that may result from this matter. The TRO and any potential preliminary injunction could have an adverse impact on the Company’s operations, financial condition, and results of operations, particularly if the restrictions remain in place for an extended period or are expanded in scope.

The Company will continue to monitor developments in this matter and will adjust its disclosures as appropriate.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. No material changes to such risk factors have occurred during the three months ended March 31, 2026, except as described below:

We are involved in litigation with Villani, Inc. relating to our Spongilla-based products and commercialization activities, which could adversely affect our business, operations, financial condition and ability to commercialize our products.

On April 23, 2026, Villani, Inc. (“Villani”) filed a complaint against us in the U.S. District Court for the Central District of California asserting claims for false advertising under the Lanham Act, breach of contract, and conversion, and seeking injunctive relief. Villani has also stated that it intends to initiate an arbitration proceeding against us seeking monetary damages. Although no arbitration demand has been served to date, we may become subject to additional claims, damages, costs, or other remedies in connection with any such proceeding.

In connection with the litigation, Villani sought a temporary restraining order (“TRO”) and preliminary injunction against us. On May 6, 2026, the Court denied the TRO in part related to a breach of contract and conversion claims and granted the TRO in part on the false or misleading advertising statements, which imposes certain temporary restrictions on specific statements the Company can make pending further proceedings. Villani has also requested a preliminary injunction, which, if granted, could extend or grant new restrictions imposed by the Court during the pendency of any arbitration proceeding or related litigation. We intend to vigorously defend ourselves against these claims; however, litigation and arbitration proceedings are inherently uncertain, costly, and time-consuming.

While we are not currently restrained from manufacturing, promoting, advertising, using, selling, offering for sale, distributing, or delivering in commerce any product or regimen containing Spongilla, if Villani were to obtain a preliminary injunction, arbitration award, or otherwise, we could be restricted or delayed in our ability to market, manufacture, distribute, advertise, sell, or commercialize certain of our current or planned products, including products containing our Spongilla. Such restrictions could disrupt our planned product launches, impair relationships with suppliers, manufacturers, distributors, marketing partners, or customers, require us to modify our products, branding, formulations, or marketing claims, or otherwise adversely affect our commercialization strategy. In addition, defending this matter may require significant management attention and financial resources, result in substantial legal expenses, divert resources from our business operations and strategic initiatives, and expose us to reputational harm.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
16.1	Letter to Securities and Exchange Commission from Baker Tilly US, LLP, dated February 3, 2026 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 3, 2026).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: May 13, 2026	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

