Form 10-Q
period 2026-06-30
Dermata Therapeutics, Inc.
filed 2026-08-11
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

There were 4,022,143 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of August 10, 2026.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Table of Contents

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and cash equivalents	$4,412,764	$7,521,978
Prepaid expenses and other current assets	593,604	341,848
Inventories	149,734	-
Total current assets	5,156,102	7,863,826
Property and equipment	129,367	-
Other assets	35,330	-
Total assets	$5,320,799	$7,863,826

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable (including related party amounts of $137,491 and $86,250, respectively)	$1,119,718	$460,811
Accrued and other current liabilities (including related party amounts of $0 and $25,000, respectively)	713,361	1,179,635
Total liabilities	1,833,079	1,640,446
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized; 4,022,143 shares issued and outstanding as of June 30, 2026; 2,660,110 shares issued and outstanding as of December 31, 2025.	402	266
Additional paid-in capital	81,535,983	79,457,010
Accumulated deficit	(78,048,665)	(73,233,896)
Total stockholders’ equity	3,487,720	6,223,380
Total liabilities and stockholders’ equity	$5,320,799	$7,863,826

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$212,563	$617,835	$596,287	$1,898,976
Selling, general and administrative (including related party amounts of $428,966 and $619,549 for the three and six months ended June 30, 2026, respectively, and $0 for the three and six months ended June 30, 2025)	2,801,004	1,154,896	4,343,662	2,213,559
Total operating expenses	3,013,567	1,772,731	4,939,949	4,112,535
Loss from operations	(3,013,567)	(1,772,731)	(4,939,949)	(4,112,535)
Other income and expenses:
Interest income	46,504	71,638	125,180	107,855
Net loss	$(2,967,063)	$(1,701,093)	$(4,814,769)	$(4,004,680)

Net loss per share of Common Stock, basic and diluted	$(0.74)	$(1.66)	$(1.22)	$(5.18)

Weighted-average basic and diluted Common Stock	4,022,143	1,026,506	3,940,983	772,397

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2025	2,660,110	$266	$79,457,010	$(73,233,896)	$6,223,380
Issuance of Common Stock from ATM sales, net of issuance costs	824,283	82	1,993,969	-	1,994,051
Issuance of Common Stock upon exercise of pre-funded warrants	537,750	54	(54)	-	-
Stock-based compensation	-	-	43,278	-	43,278
Net loss	-	-	-	(1,847,706)	(1,847,706)
Balance at March 31, 2026	4,022,143	$402	$81,494,203	$(75,081,602)	$6,413,003
Stock-based compensation	-	-	41,780	-	41,780
Net loss	-	-	-	(2,967,063)	(2,967,063)
Balance at June 30, 2026	4,022,143	$402	$81,535,983	$(78,048,665)	$3,487,720

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

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,814,769)	$(4,004,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	85,058	76,422
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(251,756)	212,732
Inventories	(149,734)	-
Other assets	(35,330)	-
Accounts payable	731,559	(356,816)
Accrued and other current liabilities	(466,274)	(552,205)
Net cash used in operating activities	(4,901,246)	(4,624,547)
Cash flows from investing activities:
Purchases of property and equipment	(110,667)	-
Net cash used in investing activities	(110,667)	-
Cash flows from financing activities:
Proceeds from issuance of Common Stock from ATM sales, net of issuance costs	1,994,051	-
Proceeds from issuance of Common Stock, pre-funded warrants, and warrants, net of issuance costs	-	7,993,425
Proceeds from exercise of pre-funded warrants	-	977
Payment of issuance costs	(91,352)	(50,495)
Net cash provided by financing activities	1,902,699	7,943,907
Net increase (decrease) in cash and cash equivalents	(3,109,214)	3,319,360
Cash and cash equivalents at beginning of period	7,521,978	3,161,570
Cash and cash equivalents at end of period	$4,412,764	$6,480,930
Non-cash financing activities:
Issuance Common Stock upon exercise of pre-funded warrants	$54	$-
Purchases of property and equipment included in accounts payable	$18,700	-
March 2025 Warrant Inducement issuance costs in accounts payable	$-	$12,987
Issuance of abeyance shares	$-	$(4)
Supplemental disclosure:
Cash paid for taxes	$950	$950

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Notes to Financial Statements

(unaudited)

1. Organization and Basis of Presentation

Dermata Therapeutics, Inc., (the “Company”), was formed in December 2014 as a Delaware limited liability company (“LLC”) under the name Dermata Therapeutics, LLC. On March 24, 2021, the Company converted from an LLC to a Delaware C-corporation and changed its name to Dermata Therapeutics, Inc. On August 17, 2021, the Company completed its initial public offering. The Company’s shares of Common Stock and warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “DRMA,” and “DRMAW,” respectively. During September 2025, the Company made a strategic shift from researching and developing prescription products to becoming a science-driven leader in dermatologic solutions anticipating the launch of its first direct-to-consumer (“DTC”) products from its Tome skincare, expected on August 25, 2026.

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

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities, and during 2026, on marketing and other pre-launch commercial activities in preparation of its first product launch, and has not generated any revenue or commercialized any product. As of June 30, 2026, cash and cash equivalents totaled $4.4 million, and the Company had an accumulated deficit of $78.0 million. For the six months ended June 30, 2026, and the year ended December 31, 2025, the Company used cash of approximately $4.9 million and approximately $7.8 million, respectively, in operations. The Company’s existing cash and cash equivalents are expected to fund operations into the fourth quarter of 2026.

The Company anticipates that it will continue to incur net losses for at least the next twelve months from the date of this filing. While the Company expects to launch its first commercial product on August 25, 2026, it is uncertain when the Company will generate operating income to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of equity securities and debt. The Company’s principal use of cash has been for operations, and the Company expects that the principal uses of cash in the future will be for continuing operations, including various marketing expenditures, including, but not limited to, branding, paid media, marketing use studies, advertising, software subscriptions, and launch events and tradeshows, as well as non-marketing expenses including funding of research and development, litigation expenses, and general working capital requirements. The Company expects that as marketing expenses continue to grow, it will need to raise additional capital to sustain operations.

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, generating product revenue from sales of skincare products, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that any sources of a sufficient amount of financing or collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by the ongoing litigation with a former licensor (see Note 6), potential worsening of global economic conditions, tariffs, potential future global pandemics or health crises, and the disruptions to, and volatility in, the credit and financial markets in the United States. Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements, which is not alleviated by management’s plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, including those related to ongoing litigation (see Note 6). The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

Inventories consist of raw materials procured for the purpose of manufacturing the Company’s Tome skincare products, as well as work-in-process product components, and are stated at the lower of cost or net realizable value. Costs for inventories include shipping, delivery, freight, non-refundable taxes, duties, and other landing costs. The Company’s policy is to perform an assessment of the recoverability of capitalized inventories during each reporting period and to write down any excess, obsolete, damaged, or expired materials to their estimated realizable value in the period in which the impairment is first identified. Given the early stage of the Company’s commercialization strategy, no impairments of inventories have been recorded as of June 30, 2026.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the related assets. Repairs and maintenance costs are expensed as incurred. Depreciation begins when the relevant assets are placed into service, which is expected to begin in the third quarter of 2026. Estimated useful lives by major asset category are as follows:

Property and Equipment	Useful Life (in years)
Tradeshow booth	2
Capitalized software costs	3

Capitalized Software Costs

Capitalized software costs consist of implementation costs for cloud computing arrangements, which primarily relate to the implementation of the Company’s ecommerce platform in preparation of its commercial launch, as well as a planning and budgeting tool. Capitalized software costs also consist of costs capitalized for the development of the Company’s product website. Implementation costs for cloud computing arrangements and website development costs are accounted for in accordance with Accounting Standard Codification (“ASC”) 350-40, Intangibles - Goodwill and Other - Internal Use Software, which requires capitalization of eligible costs beginning when management authorizes and commits to the funding of the project with the required authority, and it is probable the project will be completed and the website or software will be used to perform the functions intended. As of June 30, 2026, implementation costs for cloud computing arrangements of approximately $18,000 and $35,000 are included in the accompanying balance sheets in prepaid expenses and other current assets and other assets, respectively, depending on whether the related asset is considered current or noncurrent. As of December 31, 2025, implementation costs for cloud computing arrangements of approximately $14,000 are included in the accompanying balance sheets in prepaid expenses and other current assets. Website development costs are included in property and equipment, see Note 3.

Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the associated hosting arrangement, inclusive of renewal periods that are reasonably certain to be exercised, ranging from two to three years. Capitalized website development costs are amortized on a straight-line basis over their estimated useful life of three years. Amortization of capitalized software costs begin when the relevant software projects are ready for their intended use, which is expected to begin in the third quarter of 2026.

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

Selling, General and Administrative Costs

Selling, general and administrative costs are expensed in the period incurred. Selling, general and administrative costs primarily consist of personnel-related expenses, including stock-based compensation and discretionary incentive bonuses, if any, marketing and brand-related expenses, including marketing studies of product candidates, paid media and advertising costs, as well as legal fees incurred relating to corporate, litigation, and patent matters, professional fees incurred for accounting, auditing, tax, and other consulting services, insurance costs, and other allocated expenses.

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

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed in the Company’s own Common Stock and whether the warrant holders could potentially require cash settlement of the warrants.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. As such, for the three and six months ended June 30, 2026, and 2025, comprehensive loss was equal to the net loss.

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

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of June 30,
	2026	2025
Common Stock options	164,411	20,477
Common Stock warrants	5,424,598	1,238,949
Total potentially dilutive securities	5,589,009	1,259,426

Recent Accounting Pronouncements

For the six months ended June 30, 2026, the Company reviewed recent accounting standards and identified the following as relevant to the Company.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. These amendments are effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company elected to early adopt this accounting guidance prospectively as of January 1, 2026, which did not have a material impact on its financial statements or its related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its financial statements and related disclosures.

3. Balance Sheet Details

The following provides certain balance sheet details:

	June 30, 2026	December 31, 2025
Inventories:
Raw materials	$96,392	$-
Work-in-process	53,342	-
Total inventories	$149,734	$-

Prepaid expenses and other current assets:
Prepaid insurance	$49,606	$255,272
Prepaid selling and marketing expenses	60,782	30,000
Prepaid annual subscriptions	72,230	42,571
Prepaid other	25,695	14,005
Deposit for inventory purchases	356,011	-
Deposit for property and equipment	29,280	-
Total prepaid expenses and other current assets	$593,604	$341,848

Property and equipment:
Tradeshow booth	$70,500	$-
Capitalized website costs	58,867	-
Total property and equipment	$129,367	$-

Accrued and other current liabilities:
Accrued compensation and benefits	$342,500	$979,453
Accrued legal fees	82,883	-
Accrued consulting fees	240,750	199,750
Accrued other	47,228	432
Total accrued and other current liabilities	$713,361	$1,179,635

4. Equity Securities

A summary of the Company’s equity securities as of June 30, 2026, is as follows:

Description	Authorized	Issued	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	4,022,143	-	4,022,143
Preferred Stock	10,000,000	-	-	-
Warrants	-	5,424,598	-	5,424,598
2021 Omnibus Equity Incentive Plan	402,214	149,502	252,712	149,411
Nonqualified Inducement Stock Option Grant	15,000	15,000	-	15,000
Total equity securities	260,417,214	9,611,243	252,712	9,611,152

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

On December 29, 2025, the Company closed a private placement (the “December 2025 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,484,312 shares of Common Stock, pre-funded warrants to purchase an aggregate of 537,750 shares of Common Stock with an exercise price of $0.001 per share (“December 2025 Pre-Funded Warrants”), 2,022,062 Series C warrants (the “Series C Warrants”) to purchase up to an aggregate of 2,022,062 shares of Common Stock, and 2,022,062 Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 2,022,062 shares of Common Stock (together the “December 2025 PIPE Warrants”), for gross proceeds of approximately $4.1 million. The December 2025 PIPE Warrants have an exercise price of $2.04. Certain Company insiders, including the Company’s Chief Executive Officer and Chief Financial Officer, participated in the December 2025 PIPE. These Company insiders purchased an aggregate of 735,294 shares of Common Stock and December 2025 PIPE Warrants to purchase up to an aggregate of 1,470,588 shares of Common Stock, for an aggregate purchase price of approximately $1.5 million. The purchase price per share of Common Stock and accompanying December 2025 PIPE Warrants for these Company insiders was the same as paid by other investors in the December 2025 PIPE. The December 2025 PIPE Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on May 27, 2026. In connection with the December 2025 PIPE, the Company entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the shares of Common Stock underlying the securities sold in the December 2025 PIPE financing. The Company filed a Form S-3 on January 22, 2026, which was declared effective by the SEC on January 29, 2026. The Company received net cash proceeds of approximately $3.8 million from the December 2025 PIPE after deducting approximately $0.3 million of placement agent fees and legal and audit firm fees. During the first quarter of 2026, all of the 537,750 December 2025 Pre-Funded Warrants were exercised, leaving no prefunded warrants outstanding.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the December 2025 PIPE. In addition to the placement agent fees, the Company issued to Wainwright, or its designees, warrants (the “December 2025 PIPE Placement Agent Warrants”) to purchase up to an aggregate of 141,544 shares of Common Stock at an exercise price equal to $2.55 per share. The December 2025 PIPE Placement Agent Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on May 27, 2026. The grant date fair value of the December 2025 PIPE Placement Agent Warrants was $0.2 million, which represents a non-cash issuance cost, and which was determined using the Black-Scholes option pricing model, using the following significant assumptions: expected term of 5.4 years, expected volatility of 134.9%, risk-free interest rate of 3.67% and dividend yield of 0.0%.

In November 2025, the Company extended its ATM Agreement with its Sales Agent, providing for the additional sale of up to approximately $1.8 million of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent was entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During December 2025, the Company issued 149,341 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $0.4 million before deducting approximately $15,000 of Sales Agent issuance costs. After issuance of the 149,341 shares during December 2025, approximately $1.4 million remained registered under the ATM Agreement as of December 31, 2025, which was subsequently utilized during the first quarter of 2026, leaving no remaining capacity as of March 31, 2026 and June 30, 2026.

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

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of June 30, 2026, or December 31, 2025.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented, excluding 537,750 pre-funded warrants with an exercise price of $0.001 outstanding as of December 31, 2025, which were exercised during the first quarter of 2026, leaving no pre-funded warrants outstanding as of June 30, 2026.

The warrants outstanding as of June 30, 2026, are exercisable into 5,424,598 shares of Common Stock which had a fair value of $1.29 per share based on the closing trading price on June 30, 2026. The aggregate intrinsic value of warrants outstanding as of June 30, 2026, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of June 30, 2026, was zero.

	Quantity of Warrants Outstanding as of
Description	June 30, 2026	December 31, 2025	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	-	19	$49,200	3/14/2026
IPO Warrants	1,230	1,230	16,800	8/17/2026
IPO Underwriter Warrants	53	53	19,320	8/17/2026
March 2023 Offering Placement Agent Warrants	753	753	579.38	3/16/2028
May 2023 PIPE Placement Agent Warrants	371	371	428.45	5/23/2028
November 2023 Placement Agent Warrants	1,619	1,619	122.09	11/20/2028
May 2024 Series A Common Warrants	2,334	2,334	49.10	11/21/2029
May 2024 Placement Agent Warrants	3,613	3,613	64.50	11/21/2029
September 2024 PIPE Placement Agent Warrants	13,386	13,386	22.88	3/18/2030
January 2025 PIPE Warrants	80,051	80,051	12.70	7/15/2030
January 2025 Repriced PIPE Warrants	120,734	120,734	2.04	5/27/2031
January 2025 PIPE Placement Agent Warrants	14,053	14,053	15.88	7/15/2030
March 2025 Warrant Inducement Series A	498,080	498,080	12.84	7/15/2030
March 2025 Warrant Inducement Series B	468,813	468,813	12.84	1/15/2027
March 2025 Financial Advisor Warrants	33,840	33,840	16.05	7/15/2030
December 2025 PIPE Series C Warrants	2,022,062	2,022,062	2.04	5/27/2031
December 2025 PIPE Series D Warrants	2,022,062	2,022,062	2.04	5/27/2028
December 2025 PIPE Placement Agent Warrants	141,544	141,544	2.55	5/27/2031
Total warrants outstanding	5,424,598	5,424,617

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

Warrant Modification

In connection with the December 2025 PIPE, the Company and certain holders of the Company’s outstanding warrants that participated as investors in the January 2025 PIPE, agreed to amend certain outstanding warrants to purchase up to an aggregate of 120,734 shares of the Company’s common stock that were previously issued on January 23, 2025, with an exercise price of $12.70 per share (which exercise price reflects a 1-for-10 reverse stock split effected by the Company on August 1, 2025), effective upon the closing of the December 2025 PIPE, such that the amended warrants have a reduced exercise price of $2.04 per share. The amended warrants are exercisable and will expire five years from May 27, 2026. The modification of the January 2025 PIPE Warrants was accounted for as a modification of equity-linked instruments. In accordance with ASC 815-40, as the warrants were classified as equity instruments before and after the modification, and as the modification was directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost.

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

5. Equity Incentive Plan

Under its 2021 Omnibus Equity Incentive Plan as amended (“2021 Plan”), the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to our employees, directors, and consultants. The five percent evergreen provision resulted in an additional 133,005 and 12,588 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2026, and 2025, respectively. In addition, on May 27, 2026, the Company’s shareholders approved an amendment to the Company’s 2021 Plan to increase the number of shares available for issuance thereunder to 402,214 shares. As of June 30, 2026, there remained 252,712 shares reserved for issuance under the 2021 Plan, as amended.

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

The Company granted stock options during the first quarter of 2026 and 2025. There were no stock option grants during the second quarter of 2026 or 2025. The following table presents the weighted-average assumptions used for stock options granted during the following periods:

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

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or selling, general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted. The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,991	$8,100	$18,303	$15,720
Selling, general and administrative	37,789	31,134	66,755	60,702
Total	$41,780	$39,234	$85,058	$76,422

Stock Option Award Activity

A summary of the Company’s stock option activity (inclusive of the Inducement Award) is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2025	20,477	$25.27	8.9
Options granted	147,000	2.09	-
Options exercised	-	-	-
Options forfeited	(3,066)	6.00	-
Balance at June 30, 2026	164,411	$4.91	9.4

Options exercisable at June 30, 2026	17,666	$18.73	8.7

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2026, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on June 30, 2026, which was $1.29 per share. The intrinsic value of options outstanding and exercisable as of June 30, 2026, was zero.

As of June 30, 2026, total unrecognized compensation cost related to stock options was approximately $0.4 million and the weighted average period over which this cost is expected to be recognized is 2.8 years.

6. Commitments and Contingencies

Clinical Trials

During the first quarter of 2025, the Company announced top-line results from a Phase 3 STAR-1 clinical trial of XYNGARI™, formerly its lead prescription candidate for the treatment of moderate-to-severe acne. The total contract amount with the clinical research organization was approximately $7.0 million, and the contract extended from the fourth quarter of 2023 to the first half of 2025. During the six months ended June 30, 2025, the Company recognized $0.7 million in research and development expense related to the clinical research organization for the STAR-1 trial. No additional expense related to the Phase 3 STAR-1 clinical trial was incurred during the six months ended June 30, 2026.

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

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive Supplier Agreement for the supply of the Spongilla raw material used in the Company’s Tome skincare brand. The counterparty to this supply agreement, Reka-Farm, is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has recently received a shipment of raw material from its supplier after the implementation of export controls and sanctions, containing additional quantities of Spongilla raw material, which the Company believes will provide the Company with sufficient quantities of Spongilla to support the planned launch and sale of the Tome skincare products, based on current assumptions. While the Company plans to order additional shipments of raw materials to support the commercial sales of its products, the timing of such order(s) is unknown. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in Tome skincare products could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

Reka-Farm is the sole supplier of the Company’s Spongilla raw materials used in its skincare products. The Company has evaluated other suppliers of Spongilla from other regions of the world; however, no other supplier nor their Spongilla supply has met the quality standards set forth by the Company’s manufacturing practices. An alternative source to supply Spongilla raw materials could be the aquaculture of Spongilla in a lab setting, which could significantly increase the cost of raw materials as well as the availability of raw materials due to the cost and time to develop and build an aquaculture infrastructure to supply Spongilla in commercial quantities. If Reka-Farm is unavailable to supply Spongilla raw materials to the Company, it could adversely affect its business, results of operations, and financial condition.

Collaboration Agreement

On January 17, 2025, the Company entered into a Clinical Trial Collaboration Agreement (the “Clinical Trial Agreement”) with Revance Therapeutics, Inc. (“Revance”), pursuant to which the Company and Revance intend to conduct a multi-center clinical trial (the “Trial”) to evaluate the topical application of Dermata Compound, the Company’s topical Spongilla powder (formerly referred to as DMT310 or XYNGARI), with Daxxify (daxibotulinumtoxinA-lanm), Revance’s botulinum toxin type A. Pursuant to the terms of the Clinical Trial Agreement, Revance has granted the Company a non-exclusive, worldwide, non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use certain Revance intellectual property, solely as necessary or useful for the Company to conduct the trial under the Clinical Trial Agreement. The Company has granted Revance a similar license to use Dermata Compound (as defined in the Clinical Trial Agreement) and other compound(s) under the Clinical Trial Agreement. The Clinical Trial Agreement will terminate upon completion of the Trial, the delivery of the data resulting from the Trial and the completion of any statistical analyses of the data resulting from the Trial. Either party may terminate the Clinical Trial Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach. In addition, either party may terminate the Clinical Trial Agreement immediately upon written notice if such party reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the Trial. The Company has agreed to sponsor, conduct, and fund the Phase 2a clinical trial, but no financial obligations or consideration is contemplated in the Clinical Trial Agreement, and the Company has placed the Phase 2a clinical trial on hold at this time.

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

On November 10, 2025, the Company received a notice of material breach and demand for cure (the “Notice”) from Villani alleging that the Company breached the License Agreement as a result of the Company’s recent strategic shift to focus on DTC skincare products. The Notice alleged that the Company (i) failed to use Commercially Reasonable Efforts (as defined in the License Agreement) to pursue a prescription product business, (ii) failed to provide Villani with advance notice of certain submissions to regulatory authorities, (iii) used Licensed Know-How (as defined in the License Agreement) outside of the Field (as defined in the License Agreement) and (iv) the Company’s anticipated OTC kits did not qualify as Licensed Products (as defined in the License Agreement). On November 11, 2025, Villani delivered an additional notice to the Company (the “Additional Notice”) whereby Villani requested (i) the reversion and assignment of all assets regarding Spongilla-based products back to Villani, (ii) that the Company preserve all Spongilla inventory, and (iii) the Company preserve all documents, data, and tangible materials related to Spongilla. The Company disputes the allegations contained in the Notice and the Additional Notice. As part of the Company’s strategic pivot in September 2025, on November 17, 2025, the Company provided notice to terminate the License Agreement with an effective date of February 15, 2026. The termination of the License Agreement was effective February 15, 2026 and the Company believes it has fulfilled its obligations under the termination provisions of the License Agreement. As of June 30, 2026, the Company has not accrued any payments related to the Villani Notices. See related additional disclosures under Legal Proceedings disclosure below.

Legal Proceedings

On April 23, 2026, Dermata was served with a complaint filed by Villani, Inc. (“Villani”) in the U.S. District Court for the Central District of California (“Lawsuit”). The Lawsuit alleges the Company made false or misleading advertising statements under the Lanham Act 15 USC §1125, breach of contract, and conversion, and seeks injunctive relief. In connection with the Lawsuit, on April 26, 2026, Villani filed a motion seeking a temporary restraining order (“TRO”), and on June 18, 2026 filed a motion seeking a preliminary injunction.

On May 6, 2026, the court denied the TRO in part as related to Villani’s breach of contract and conversion claims, and granted the TRO in part as related to certain of Villani’s false or misleading advertising claims, which imposed certain temporary restrictions on specific statements the Company could make pending further proceedings. A hearing on Villani’s motion for a preliminary injunction was held on July 16, 2026, and at that hearing the Court extended the TRO pending its decision.

On August 5, 2026, the Court denied Villani’s motion for a preliminary injunction in its entirety and vacated the injunctive relief granted in the TRO. As a result, the Company is not currently subject to any injunctive restrictions. In denying the motion, the Court found that Villani was not likely to succeed on its Lanham Act, conversion, and declaratory judgment claims and that, although questions exist going to the merits of Villani’s breach of contract claim, Villani had not established a likelihood of immediate irreparable harm, and the balance of equities favored the Company. The Lawsuit remains pending, and Villani may continue to seek injunctive relief, including a permanent injunction as the case proceeds.

On June 5, 2026, Villani filed a Statement of Claims with the American Arbitration Association, commencing arbitration based on the same conduct alleged in the Lawsuit (“Arbitration”). Villani alleges breach of contract, breach of the duty of good faith and fair dealing, false advertising under the Lanham Act 15 USC § 1125, violation of California Business and Professions Code §§ 17200, et seq., and conversion. Villani seeks money damages in the Arbitration.

At this time, the Company is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, that may result from this matter. Although the TRO has been vacated and Villani’s motion for a preliminary injunction was denied, Villani continues to seek injunctive relief in the Lawsuit and money damages in the Arbitration. Any future injunctive relief, or an arbitration award for damages, could have an adverse impact on the Company’s operations, financial condition, and results of operations, particularly if any such restrictions were broad in scope or remained in place for an extended period.

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

Upon the occurrence of any Event as defined in the January 2025 Registration Rights Agreement and the December 2025 Registration Rights Agreement, which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement, up to a maximum of 12% of the aggregate subscription amount. As of June 30, 2026, the Company accrued a settlement offer related to a liquidation damages claim, which is included in accrued and other current liabilities.

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

Given the Company’s September 2025 strategic pivot to prioritize the development and distribution of Tome skincare products, the segment information disclosure has been recast for all periods presented to reflect this change. The following table summarizes the segment’s financial information including the Company’s significant segment expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Research and development	$		$		$		$
Clinical		78,263		(20,676)		78,263		705,645
Chemistry, manufacturing and controls and nonclinical		27,756		166,478		60,258		311,179
Personnel related		106,544		472,033		457,766		882,152
Total research and development		$212,563		$617,835		$596,287		$1,898,976
Selling, general and administrative
Compliance		1,289,233		755,020		2,301,029		1,474,664
Marketing		626,905		-		833,238		-
Commercial readiness		128,947		-		128,947		-
Personnel related		755,919		399,876		1,080,448		738,895
Total selling, general and administrative		$2,801,004		$1,154,896		$4,343,662		$2,213,559
Interest income		46,504		71,638		125,180		107,855
Net loss		$(2,967,063)		$(1,701,093)		$(4,814,769)		$(4,004,680)

8. Related Party Transactions

In September 2025, the Company entered into a Master Services Agreement with Wilder & Partners, LLC, currently doing business as Reunion (“Reunion”), an agency that assists the Company in branding, marketing, and product design for the Company’s first product launch, expected August 25, 2026. The founding partner of Reunion is the Company Chief Executive Officer’s son-in-law and, as such, falls within the Company’s Policy and Procedures for Related Party Transactions. Accordingly, the Board of Directors, inclusive of the Audit Committee, considered, reviewed, and unanimously approved the retention of Reunion as the branding agency, authorizing management to negotiate and execute an agreement on terms substantially consistent with the proposal reviewed. For the three and six months ended June 30, 2026, the Company incurred approximately $0.4 million and $0.6 million, respectively, of marketing expenses related to Reunion, of which approximately $0.1 million was outstanding and included in accounts payable as of June 30, 2026. In addition, $0.1 million was outstanding and included in accounts payable and accrued and other current liabilities as of December 31, 2025.

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

In connection with the December 2025 PIPE financing, certain Company insiders, including the Company’s CEO, CFO and certain members of the Company’s management, participated in the offering. These Company insiders purchased an aggregate of 735,294 shares of Common Stock and Warrants to purchase up to an aggregate of 1,470,588 shares of Common Stock, for an aggregate purchase price of $1.5 million. The purchase price per share and accompanying Warrant for these Company insiders was the same as paid by other investors in the December 2025 PIPE. In addition, in connection with the December 2025 PIPE, the Company and certain holders of the Company’s outstanding warrants who participated as investors in the January 2025 PIPE, including certain Company insiders, agreed to amend certain outstanding warrants to purchase up to an aggregate of 120,734 shares of the Company’s common stock that were previously issued on January 23, 2025, with an exercise price of $12.70 per share (which exercise price reflects a one-for-10 reverse stock split effected by the Company on August 1, 2025), effective upon the closing of the December 2025 PIPE, such that the amended warrants have a reduced exercise price of $2.04 per share, which was the same exercise price as what other investors received in the December 2025 PIPE. The amended warrants are exercisable subject to stockholder approval and will expire five years from May 27, 2026, the effective date of such stockholder approval. See Note 4 – Equity Securities.

9. Subsequent Events

On August 5, 2026, the Court denied Villani’s motion for a preliminary injunction in its entirety and vacated the injunctive relief granted in the TRO. As a result, the Company is not currently subject to any injunctive restrictions. See Note 6 – Legal Proceedings.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our products and our ability to satisfy our capital needs;

●	the accuracy of our estimates regarding expenses, future revenues, capital expenditures, our need for additional financing and our anticipated cash runway;

●	our dependence on our products, which are still in various stages of development;

●	our ability to acquire sufficient quantities of raw material needed to manufacture our products;

●	our, or that of our third-party manufacturers, ability to manufacture current Good Manufacturing Practices (“cGMPs”) quantities of our products as required to support commercial quantities of our products;

●	the possibility that an over the counter (“OTC”) formulation, dosage, combinations, or indication will fall outside the scope of applicable OTC monographs, will require new drug applications (“NDA”), or are otherwise challenged by the U.S. Food and Drug Administration (“FDA”), state boards, or other regulators, any of which could delay or prevent launch and commercialization or require reformulation, relabeling, additional testing, or other corrective actions;

●	the possibility that positive clinical data are not predictive of consumer experience or commercial performance of a product;

●	our ability to timely secure and scale manufacturing, packaging, and quality systems suitable for commercialization, including meeting lot release, stability, shelf life, and container-closure requirements, and to manage product returns, recalls, or withdrawals if quality issues arise;

●	our ability to successfully execute our strategic pivot from Rx to direct-to-consumer (“DTC”), including our capacity to design, formulate, manufacture, package and distribute products that comply with applicable federal, state and international requirements and standards, including FDA OTC monographs, current good manufacturing practices applicable to our products, labeling and Drug Facts requirements, and other enforcement policies;

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

Overview

We are a scientific leader in skincare, dedicated to the development and commercialization of products that address common and underserved skin conditions. Dermata initially was founded with a focus on researching and developing prescription products subject to the FDA approval process. In September 2025, after an extensive review of current trends in dermatology, changing consumer preferences, additional non-clinical and clinical development costs, and go-to market costs for a prescription, or Rx, acne product, management, with approval from our board of directors, determined that a strategic shift to developing and distributing DTC and B2B skincare products, that are backed by science, would be a better path to commercialization for the Company with potentially greater financial upside and faster time to market. We believe we can leverage our history and knowledge of Rx dermatology to create skincare products that are effective and safe, and available to consumers without the nuisance of obtaining a prescription. We believe this strategic repositioning will accelerate our path to commercialization, reduce our regulatory burden, and decrease development expenses, all while enabling us to address broad consumer segments in the skincare market.

We believe the skincare market, from a cosmetic, and over-the-counter (“OTC”), and Rx perspective, has seen a substantial shift towards consumers first relying upon multifaceted cosmetics and OTC products that simplify routines. Consumer preferences are changing to favor natural products that do more for their skin. There appears to be a resurgence of interest in traditional remedies to help with skin renewal and general cosmetic appearance. With consumers searching for multifunctional products to simplify their routines while valuing brand loyalty and sustainable practices. We believe there remains a gap in the skincare market for in-office level treatments that are available for home use and believe we have a product to fill this void. We believe that if we can provide consumers with a unique topical skincare product, we have an opportunity to capture a large segment of consumers seeking to simplify their skincare routine without needing to schedule an in-office visit with an aesthetician or a dermatologist. While this is a major shift in strategy for our company, we believe pursuing the commercial sale of unique cosmetic skincare products is the best path forward to meet our mission of providing consumers with efficacious and safe skincare treatment options.

We view this shift in consumer preferences as a significant benefit for our strategic repositioning. We have gained substantial clinical knowledge of various dermatology diseases and skin conditions or our years of developing prescription products. We plan to leverage this knowledge to create a diversified product line of skincare treatments that consumers can access directly for each of their skincare needs. While our background is in prescription products, we plan to leverage the unique attributes of our hero ingredient, Spongilla lacustris, to develop multiple skincare treatments for a variety of consumer and professional needs. We expect to launch our first cosmetic product, our Tome Foundational Treatment, on August 25, 2026, with those on our waitlist being able to preorder early. In the future, we plan to offer additional products that target specific needs of consumers. For example, for consumers who have more sensitive skin, we may plan to commercialize a milder version of our Foundational Treatment that could be used more often.

Our core products, like our Foundational Treatment, will utilize our Bioneedle, which is 100% Spongilla lacustris powder, to provide a once-weekly, skin renewal routine that is a simple addition to skincare routines. This once weekly routine will contain our Bioneedle which will be combined with a fluidizing agent for easy application. Our Bioneedle is derived from a wild harvested freshwater sponge, Spongilla lacustris or Spongilla, which is processed into a fine, purified powder and packaged with no additives. Spongilla is a unique freshwater sponge that only grows in commercial quantities in select regions of the world, which gives our Bioneedle its distinctive properties. The combination of a proprietary harvesting protocol, developed by our exclusive supplier over 20 plus years of harvesting, and the post-harvest processing procedures we developed, produces a cosmetic ingredient that we believe optimizes the Bioneedle for a unique and simple skin renewal routine, unlike most skincare on the market.

We also plan to sell directly to skincare professionals, like aestheticians and dermatologists, as we believe many consumers are still seeking professional expertise for their skincare. We believe our Foundational Treatment is safe enough to be used at home but also powerful enough for the office. This dual distribution channel will allow consumers to have the product applied in the manner they are most comfortable, while allowing skincare professionals to provide additional services to their clients. The unique once weekly application schedule provides flexibility to skincare professionals to tailor the treatment for each individual patient, whether that patient comes back weekly or once a month while completing weekly applications at home. We believe our Foundational Treatment will provide skincare professionals will a treatment option for patients that may be less intense than microneedling, lasers, or chemical peels, but offers patients the skin renewal results they seek.

In addition to in-office application for skin renewal, based on the mechanism of Bioneedle, we also believe there is a market for our technology to aid in the intradermal delivery of macromolecules, like botulinum toxin, that must be applied by certified professionals. Currently botulinum toxins are only approved for intramuscular injections of the face to reduce forehead, lateral canthal, and glabella deep lines. However, we believe there is an untapped aesthetic market seeking needle free, topical applications of botulinum toxin for superficial aesthetic conditions, like reducing fine lines, pore size, and sebum product or improving luminosity, brightness and overall aesthetic appearance. Therefore, we believe developing a less painful, less time-consuming topical delivery of botulinum toxin into the dermis for various aesthetic conditions, would provide physicians with an attractive alternative to intradermal injections of botulinum toxins. While we have no current timeline for the launch of this program we plan to continue to explore additional uses for this platform and look forward to getting our technology in the hands of aestheticians and dermatologists so they may better serve the medical and aesthetic needs of their patients.

We have taken steps to secure inventory of Spongilla raw material in advance of the planned launch of our Tome skincare products. We believe we have sufficient quantities of processed Spongilla raw material inventory on hand to support the expected August 25, 2026, commercial launch and initial commercialization activities thereafter, based on our current operating plans, expected production volumes and internal assumptions. We continue to evaluate additional inventory procurement opportunities and manufacturing planning activities to support future commercial demand.

Recent Developments

On August 5, 2026, we announced the planned commercial launch date of our first direct-to-consumer skincare product, Foundational Treatment. We expect to start selling the Foundational Treatment on August 25, 2026, with people on the waitlist getting early access to preorder. The Foundational Treatment will contain 4 weekly treatments and will be priced at $178.00 USD retail, or about $45 per treatment.

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

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the marketing expenses associated with the launch of our first Tome skincare products and resulting revenues, if any, in the second half of 2026. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Results of Operations

Three Months Ended June 30, 2026, and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2026	2025	Difference
Operating expenses:
Research and development	$212,563	$617,835	$(405,272)
Selling, general and administrative	2,801,004	1,154,896	1,646,108
Total operating expenses	3,013,567	1,772,731	1,240,836
Loss from operations	(3,013,567)	(1,772,731)	(1,240,836)
Other income and expenses:
Interest income	46,504	71,638	(25,134)

Net loss	$(2,967,063)	$(1,701,093)	$(1,265,970)

Research and Development Expenses

Research and development expenses decreased by $0.4 million from $0.6 million for the three months ended June 30, 2025, to $0.2 million for the three months ended June 30, 2026. The decrease in research and development expenses resulted primarily from the Company’s decision to prioritize the commercial launch of its first product, resulting in a decrease in research and development efforts during the three months ended June 30, 2026. While we continue to focus on designing, packaging, and manufacturing of our first commercial products, as well as product development, we anticipate that research and development expenses will continue to decrease as we prepare for launching our first commercial product, expected on August 25, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.6 million from $1.2 million for the three months ended June 30, 2025, to $2.8 million for the three months ended June 30, 2026. The increase in selling, general and administrative expenses was primarily attributable to the Company’s decision to prioritize the commercial launch of its first product, resulting in significant pre-launch commercialization activities during the three months ended June 30, 2026. This resulted in an increase of $0.6 million of marketing and other commercialization expenses and an increase of $0.3 million of compensation expense primarily due to a reallocation of employee duties from research and development to selling, general and administrative expense, as a result of the shift in business focus towards commercialization. In addition, legal fees increased by $0.7 million during the three months ended June 30, 2026, due to ongoing litigation and other legal matters. We anticipate that selling, general and administrative expenses will continue to increase related to marketing, branding, advertising, and personnel expenses as we continue to prepare for our first product launch in the third quarter of 2026.

Other Income and Expenses

We earn interest income via overnight deposits on our cash and cash equivalents. Interest income was $47,000 for the second quarter of 2026 compared to $72,000 for the second quarter of 2025. The decrease in interest income resulted from decreased cash balances.

Six Months Ended June 30, 2026, and 2025

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2026	2025	Difference
Operating expenses:
Research and development	$596,287	$1,898,976	$(1,302,689)
Selling, general and administrative	4,343,662	2,213,559	2,130,103
Total operating expenses	4,939,949	4,112,535	827,414
Loss from operations	(4,939,949)	(4,112,535)	(827,414)
Other income and expenses:
Interest income	125,180	107,855	17,325

Net loss	$(4,814,769)	$(4,004,680)	$(810,089)

Research and Development Expenses

Research and development expenses decreased by $1.3 million from $1.9 million for the six months ended June 30, 2025, to $0.6 million for the six months ended June 30, 2026. The decrease in research and development expenses resulted from $0.6 million of decreased clinical expenses from the XYNGARI™ STAR-1 acne study, which was completed during the second quarter of 2025. Additionally, research and development expenses decreased another $0.7 million, as a result of the Company’s decision to prioritize the commercial launch of its first product, resulting in a decrease in research and development efforts during the six months ended June 30, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.1 million from $2.2 million for the six months ended June 30, 2025, to $4.3 million for the six months ended June 30, 2026. The increase in selling, general and administrative expenses was primarily attributable to the Company’s decision to prioritize the commercial launch of its first product, resulting in significant pre-launch commercialization activities during the six months ended June 30, 2026. This resulted in an increase of $0.9 million of marketing and other commercialization expenses and an increase of $0.3 million of compensation expense primarily due to a reallocation of employee duties from research and development to selling, general and administrative expense, as a result of the shift in business focus towards commercialization. In addition, legal fees increased by $0.8 million during the six months ended June 30, 2026, due to ongoing litigation and other legal matters, and audit fees increased by $0.1 million.

Other Income and Expenses

We earn interest income via overnight deposits on our cash and cash equivalents. Interest income was $125,000 for the six months ended June 30, 2026 compared to $108,000 for the six months June 30, 2025. The increase of $17,000 in interest income resulted primarily from interest received related to the Employee Retention Tax Credit payments received during the first quarter of 2026.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2026	2025
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(4,901,246)	$(4,624,547)
Investing activities	$(110,667)	$-
Financing activities	$1,902,699	$7,943,907
Increase (decrease) in cash and cash equivalents	$(3,109,214)	$3,319,360

Operating activities

Cash used in operations of approximately $4.9 million for the six months ended June 30, 2026, was the result of the net loss of $4.8 million as well as increases in prepaid and other current assets of $0.3 million and increased inventories of $0.1 million, as well as a decrease accrued and other current liabilities of approximately $0.5 million, partially offset by an increase in accounts payable of $0.7 million and non-cash stock-based compensation of $0.1 million.

Cash used in operations of $4.6 million for the six months ended June 30, 2025, was the result of the net loss of $4.0 million and decreases in accounts payable and accrued and other current liabilities of approximately $0.9 million, partially offset by the decrease of prepaid expenses and other current assets of approximately $0.2 million and non-cash stock-based compensation of $0.1 million.

Investing activities

Cash used in investing activities of $0.1 million for the six months ended June 30, 2026 consisted of the purchases of property and equipment.

Financing activities

Cash provided by financing activities of $1.9 million for the six months ended June 30, 2026, was the result of approximately $2.0 million in net proceeds from ATM sales during the first quarter of 2026, partially offset by approximately $0.1 million of payments for issuance-related costs from the December 2025 PIPE financing.

Cash provided by financing activities of $7.9 million for the six months ended June 30, 2025, was the result of the January 2025 PIPE financing which raised net proceeds of $2.2 million, and the March 2025 Inducement financing which raised net proceeds of $5.7 million.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue or commercialized any products. As of June 30, 2026, our cash and cash equivalents totaled $4.4 million, and we had an accumulated deficit of $78.0 million. For the six months ended June 30, 2026, and the year ended December 31, 2025, we used cash of $4.9 million and approximately $7.8 million, respectively, in operations. We expect our current cash resources to fund operations into the fourth quarter of 2026.

We anticipate that we will continue to incur net losses for at least the next twelve months from the date of this filing. While we plan to launch our first DTC product, expected on August 25, 2026, it is uncertain when we will generate operating income to sustain operations, if ever. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may require additional capital to continue to commercialize our Tome skincare products, and to pursue in-licenses or acquisitions of other drug candidates. Accordingly, beyond our current cash and any proceeds from the sales of our common stock pursuant to the ATM Agreement, if any, we will require substantial additional financing to support our operations. We expect our expenses and capital requirements to increase in connection with our ongoing activities, including the commercial launch of our first Tome skincare products.

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

Going Concern

Since inception, we have devoted substantially all of our resources to research and development activities, and during 2026, on marketing and other pre-launch commercial activities in preparation of its first product launch. In September 2025, we made a strategic pivot from research and developing prescription products to becoming a science-driven leader in dermatologic solutions, anticipating our first DTC product launch from our Tome skincare brand, expected on August 25, 2026. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. In addition, we operate in an environment of rapid technological change, and we are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $4.8 million for the six months ended June 30, 2026, and had an accumulated deficit of $78.0 million as of June 30, 2026. We anticipate incurring additional losses until such time, if ever, we can generate sufficient revenue from our products currently in development, or products we are in the process commercializing. Our primary source of capital has been the issuance of equity and equity-linked securities.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On April 23, 2026, Dermata was served with a complaint filed by Villani, Inc. (“Villani”) in the U.S. District Court for the Central District of California (“Lawsuit”). The Lawsuit alleges the Company made false or misleading advertising statements under the Lanham Act 15 USC § 1125, breach of contract, and conversion, and seeks injunctive relief. In connection with the Lawsuit, on April 26, 2026, Villani filed a motion seeking a temporary restraining order (“TRO”), and on June 18, 2026 filed a motion seeking a preliminary injunction.

On May 6, 2026, the court denied the TRO in part as related to Villani’s breach of contract and conversion claims, and granted the TRO in part as related to certain of Villani’s false or misleading advertising claims, which imposed certain temporary restrictions on specific statements the Company could make pending further proceedings. A hearing on Villani’s motion for a preliminary injunction was held on July 16, 2026, and at that hearing the Court extended the TRO pending its decision.

On August 5, 2026, the Court denied Villani’s motion for a preliminary injunction in its entirety and vacated the injunctive relief granted in the TRO. As a result, the Company is not currently subject to any injunctive restrictions. In denying the motion, the Court found that Villani was not likely to succeed on its Lanham Act, conversion, and declaratory judgment claims and that, although questions exist going to the merits of Villani’s breach of contract claim, Villani had not established a likelihood of immediate irreparable harm and the balance of equities favored the Company. The Lawsuit remains pending, and Villani may continue to seek injunctive relief, including a permanent injunction, and damages as the case proceeds.

On June 5, 2026, Villani filed a Statement of Claims with the American Arbitration Association, commencing arbitration based on the same conduct alleged in the Lawsuit (“Arbitration”). Villani alleges breach of contract, breach of the duty of good faith and fair dealing, false advertising under the Lanham Act 15 USC § 1125, violation of California Business and Professions Code §§ 17200, et seq., and conversion. Villani seeks money damages in the Arbitration.

At this time, the Company is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, that may result from this matter. Although the TRO has been vacated and Villani’s motion for a preliminary injunction was denied, Villani continues to seek injunctive relief and damages in the Lawsuit and money damages in the Arbitration. Any future injunctive relief, or an arbitration award for damages, could have an adverse impact on the Company’s operations, financial condition, and results of operations, particularly if any such restrictions were broad in scope or remained in place for an extended period.

The Company will continue to monitor developments in this matter and will adjust its disclosures as appropriate.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. No material changes to such risk factors have occurred during the six months ended June 30, 2026, except as described below:

We are involved in litigation with Villani, Inc. relating to our Spongilla-based products and commercialization activities, which could adversely affect our business, operations, financial condition and ability to commercialize our products.

On April 23, 2026, Villani, Inc. (“Villani”) filed a complaint against us in the U.S. District Court for the Central District of California asserting claims for false advertising under the Lanham Act, breach of contract, and conversion, and seeking injunctive relief (the “Lawsuit”). On June 5, 2026, Villani filed a Statement of Claims with the American Arbitration Association, commencing arbitration based on the same conduct alleged in the Lawsuit (“Arbitration”). Villani alleges breach of contract, breach of the duty of good faith and fair dealing, false advertising under the Lanham Act 15 USC § 1125, violation of California Business and Professions Code §§ 17200, et seq., and conversion. Villani seeks money damages in the Arbitration.

In connection with the litigation, Villani sought a temporary restraining order (“TRO”) and preliminary injunction in the Lawsuit. On May 6, 2026, the Court denied the TRO in part related to the breach of contract and conversion claims and granted the TRO in part on the false or misleading advertising statements, which imposed certain temporary restrictions on specific statements the Company could make pending further proceedings. On August 5, 2026, the Court denied Villani’s motion for a preliminary injunction and vacated the injunctive relief granted in the TRO, and the company is not currently subject to any injunctive restrictions. In denying the motion, the Court found that questions exist going to the merits of Villani’s breach of contract claim, but that Villani had not established a likelihood of immediate irreparable harm and that the balance of equities favored the Company. Villani continues to seek permanent injunctive relief in the Lawsuit and money damages in the Arbitration. We are vigorously defending ourselves against these claims; however, litigation and arbitration proceedings are inherently uncertain, costly, and time-consuming.

While we are not currently restrained from manufacturing, promoting, advertising, using, selling, offering for sale, distributing, or delivering in commerce any product or regimen containing Spongilla, if Villani were to obtain injunctive relief at a later stage of the Lawsuit, an arbitration award, or otherwise, we could be restricted or delayed in our ability to market, manufacture, distribute, advertise, sell, or commercialize certain of our current or planned products, including products containing our Spongilla. Such restrictions could disrupt our planned product launches, impair relationships with suppliers, manufacturers, distributors, marketing partners, or customers, require us to modify our products, branding, formulations, or marketing claims, or otherwise adversely affect our commercialization strategy. In addition, defending this matter may require significant management attention and financial resources, result in substantial legal expenses, divert resources from our business operations and strategic initiatives, and expose us to reputational harm.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

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

Upon approval of the Securities and Exchange Commission, Nasdaq amended its listing rules on July 22, 2026, to provide that where a listed company fails to meet the continued listing requirement for market value of listed securities of at least $5 million for 30 consecutive business days, such deficiency will result in immediate suspension and delisting, bypassing typical grace periods and restricting appeal rights (the “MVLS Requirement”). On July 29, 2026, the SEC’s Division of Trading and Markets confirmed that it had received notices of intention to petition the full SEC for review of the approval, which automatically stayed the order implementing the rule pending further action from the SEC. This process is pending as of the filing date of this Quarterly Report on Form 10-Q with no prescribed timeline for SEC action. As of the time of this filing, our market value of listed securities is currently below $5 million. Because we are currently below the $5 million threshold, if and when the MVLS Requirement becomes effective, we may become subject to immediate suspension and delisting, without any opportunity to cure, if our market value of listed securities remains below $5 million for 30 consecutive business days.

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

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on the Nasdaq Capital Market, stabilize our market price, improve the liquidity of our common stock, or prevent future non-compliance with the Nasdaq Capital Market or another national exchange’s listing requirements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	Fourth Amendment to the Dermata Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2026).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: August 11, 2026	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

