Form 10-Q
period 2026-09-30
Dermata Therapeutics, Inc.
filed 2026-11-10
CIK 1853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

There were 4,930,207 shares of Common Stock, par value $0.0001, of Dermata Therapeutics, Inc. issued and outstanding as of November 9, 2026.

DERMATA THERAPEUTICS, INC.

Form 10-Q

Table of Contents

PART I

ITEM 1: FINANCIAL STATEMENTS

DERMATA THERAPEUTICS, INC.

Balance Sheets

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and cash equivalents	$4,822,357	$7,521,978
Restricted cash	200,000	-
Prepaid expenses and other current assets	583,314	341,848
Inventories	825,279	-
Total current assets	6,430,950	7,863,826
Property and equipment, net	158,904	-
Other assets	45,637	-
Total assets	$6,635,491	$7,863,826

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable (including related party amounts of $51,983 and $86,250 as of September 30, 2026 and December 31, 2025, respectively)	$1,619,972	$460,811
Accrued and other current liabilities (including related party amounts of $0 and $25,000 as of September 30, 2026 and December 31, 2025, respectively)	1,109,593	1,179,635
Total liabilities	2,729,565	1,640,446
Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Common Stock, par value $0.0001, 250,000,000 shares authorized; 4,930,207 shares issued and outstanding as of September 30, 2026; 2,660,110 shares issued and outstanding as of December 31, 2025.	493	266
Additional paid-in capital	84,775,498	79,457,010
Accumulated deficit	(80,870,065)	(73,233,896)
Total stockholders’ equity	3,905,926	6,223,380
Total liabilities and stockholders’ equity	$6,635,491	$7,863,826

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net sales	$74,137	$-	$74,137	$-
Cost of sales	(34,008)	-	(34,008)	-
Gross profit	40,129	-	40,129	-
Operating expenses:
Research and development	143,294	504,387	739,581	2,403,363
Selling, general and administrative (including related party amounts of $90,733 and $710,282 for the three and nine months ended September 30, 2026, respectively, and $334,050 for the three and nine months ended September 30, 2025)	2,755,334	1,256,284	7,098,996	3,469,842
Total operating expenses	2,898,628	1,760,671	7,838,577	5,873,205
Loss from operations	(2,858,499)	(1,760,671)	(7,798,448)	(5,873,205)
Other income and expenses:
Interest income	37,099	68,682	162,279	176,536
Net loss	$(2,821,400)	$(1,691,989)	$(7,636,169)	$(5,696,669)

Net loss per share of Common Stock, basic and diluted	$(0.55)	$(1.65)	$(1.76)	$(6.64)

Weighted-average basic and diluted Common Stock	5,119,529	1,026,457	4,338,149	858,015

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2025	2,660,110	$266	$79,457,010	$(73,233,896)	$6,223,380
Issuance of Common Stock from ATM sales, net of issuance costs	824,283	82	1,993,969	-	1,994,051
Issuance of Common Stock upon exercise of pre-funded warrants	537,750	54	(54)	-	-
Stock-based compensation	-	-	43,278	-	43,278
Net loss	-	-	-	(1,847,706)	(1,847,706)
Balance at March 31, 2026	4,022,143	$402	$81,494,203	$(75,081,602)	$6,413,003
Stock-based compensation	-	-	41,780	-	41,780
Net loss	-	-	-	(2,967,063)	(2,967,063)
Balance at June 30, 2026	4,022,143	$402	$81,535,983	$(78,048,665)	$3,487,720
Issuance of Common Stock and warrants from August 2026 PIPE, net of issuance costs	908,064	91	3,197,336	-	3,197,427
Stock-based compensation	-	-	42,179	-	42,179
Net loss	-	-	-	(2,821,400)	(2,821,400)
Balance at September 30, 2026	4,930,207	$493	$84,775,498	$(80,870,065)	$3,905,926

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

DERMATA THERAPEUTICS, INC.

Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,636,169)	$(5,696,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,911	-
Stock-based compensation	127,237	114,263
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(243,384)	(34,965)
Inventories	(825,279)	-
Other assets	(45,637)	-
Accounts payable	1,175,127	(304,089)
Accrued and other current liabilities	(115,829)	(506,902)
Net cash used in operating activities	(7,551,023)	(6,428,362)
Cash flows from investing activities:
Purchases of property and equipment	(163,647)	-
Net cash used in investing activities	(163,647)	-
Cash flows from financing activities:
Proceeds from issuance of Common Stock from ATM sales, net of issuance costs	1,994,051	-
Proceeds from issuance of Common Stock, pre-funded warrants, and warrants, net of issuance costs	3,312,350	7,980,804
Proceeds from exercise of pre-funded warrants	-	977
Payment of issuance costs	(91,352)	(50,495)
Payment for fractional shares in reverse stock split	-	(367)
Net cash provided by financing activities	5,215,049	7,930,919
Net increase (decrease) in cash and cash equivalents	(2,499,621)	1,502,557
Cash, cash equivalents and restricted cash at beginning of period	7,521,978	3,161,570
Cash, cash equivalents and restricted cash at end of period	$5,022,357	$4,664,127
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$4,822,357	$4,664,127
Restricted cash	200,000	-
Total cash, cash equivalents and restricted cash	$5,022,357	$4,664,127
Non-cash investing and financing activities:
Issuance of Common Stock upon exercise of pre-funded warrants	$54	$-
Purchases of property and equipment included in accounts payable	$6,250	$-
Issuance of abeyance shares	$-	$(24)
Issuance costs in accounts payable and accrued expenses	$114,923	$-
Supplemental disclosure:
Cash paid for taxes	$950	$950

The accompanying notes are an integral part of these financial statements.

DERMATA THERAPEUTICS, INC.

Notes to Financial Statements

(unaudited)

1. Organization and Basis of Presentation

Dermata Therapeutics, Inc., (the “Company”), was formed in December 2014 as a Delaware limited liability company (“LLC”) under the name Dermata Therapeutics, LLC. On March 24, 2021, the Company converted from an LLC to a Delaware C-corporation and changed its name to Dermata Therapeutics, Inc. On August 17, 2021, the Company completed its initial public offering. The Company’s shares of Common Stock are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “DRMA”. During September 2025, the Company made a strategic shift from researching and developing prescription products to becoming a science-driven leader in dermatologic solutions. The Company launched its first direct-to-consumer (“DTC”) product from its Tome skincare brand on August 25, 2026.

Reverse Stock Splits

On July 15, 2025, the Company held its annual meeting of stockholders at which time the stockholders approved the adoption of an amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-two to one-for-30, with the exact ratio determined by the Company’s board of directors without further approval or authorization of its stockholders. On August 1, 2025, the Company effected the reverse split of its shares of Common Stock at a ratio of 1-for-10, as approved by the Company’s board of directors (the “2025 Reverse Stock Split”). The par value was not adjusted as a result of the 2025 Reverse Stock Split. All issued and outstanding shares of Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Liquidity and Going Concern Uncertainty

Since its inception, the Company has devoted substantially all of its resources to research and development activities, and during 2026, on marketing and other pre-launch commercial activities in preparation of its first product launch, which occurred in August 2026. As of September 30, 2026, cash and cash equivalents totaled $4.8 million, and the Company had an accumulated deficit of $80.9 million. For the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company used cash of approximately $7.6 million and approximately $7.8 million, respectively, in operations. The Company’s existing cash and cash equivalents are expected to fund operations into the first quarter of 2027.

The Company anticipates that it will continue to incur net losses for at least the next twelve months from the date of this filing. While the Company launched its first commercial product on August 25, 2026, it is uncertain when the Company will generate operating income to sustain operations, if ever. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

Management’s Plan to Continue as a Going Concern

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. Until the Company can generate significant cash from operations, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, generating product revenue from sales of skincare products, or transactions involving product development, technology licensing or collaboration. Management can provide no assurance that it can generate sufficient cash from operations to support its operations, or that any sources of a sufficient amount of financing or funds from collaboration agreements will be available to the Company on favorable terms, if at all. The Company’s ability to raise additional capital may be adversely impacted by the ongoing litigation with a former licensor (see Note 6), potential worsening of global economic conditions, tariffs, potential future global pandemics or health crises, and the disruptions to, and volatility in, the credit and financial markets in the United States. Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements, which is not alleviated by management’s plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company deposits its cash and cash equivalents with accredited financial institutions. Cash and cash equivalents are held in business checking, cash sweep, and overnight money market mutual fund accounts. Only the business checking account is insured by the Federal Deposit Insurance Corporation (“FDIC”), with coverage up to $250,000. Cash and cash equivalent deposits in excess of $250,000 are not covered by insurance provided by the FDIC. The cash sweep and overnight money market mutual fund accounts are invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents also include amounts due from payment processors for credit card and debit card transactions pending settlement.

Restricted Cash

The Company is required to deposit funds in a bank account as security, or collateral, for corporate credit card accounts used for Company business expenses. Those restricted cash amounts totaled $200,000 and $0 as of September 30, 2026, and December 31, 2025, respectively, and are included in restricted cash.

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

Inventories

Inventories consist of raw materials procured for the purpose of manufacturing the Company’s Tome skincare products, work-in-process product components, and finished goods, and are stated at the lower of cost or net realizable value, with cost principally determined by the first-in, first-out method. Costs for inventories include shipping, delivery, freight, non-refundable taxes, tariffs, duties, and other landing costs. The Company’s policy is to perform an assessment of the recoverability of capitalized inventories during each reporting period and to write down any excess, obsolete, damaged, or expired materials to their estimated realizable value in the period in which the impairment is first identified. Given the early stage of the Company’s commercialization strategy, no impairments of inventories have been recorded as of September 30, 2026.

Property and Equipment and Other Assets

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally two to three years. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization expense for the three and nine months ended September 30, 2026 was less than $0.1 million, as the relevant assets were placed into service during the quarter ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, included in prepaid expenses and other current assets and other assets are internal-use software costs related to cloud computing arrangements, of less than $0.1 million, depending on whether the related asset is considered current or noncurrent. Implementation costs for cloud computing arrangements, which primarily relate to the implementation of the Company’s ecommerce platform in preparation of its commercial launch, as well as a planning and budgeting tool, are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Intangibles – Goodwill and Other – Internal Use Software, which requires capitalization of eligible costs beginning when management authorizes and commits to the funding of the project with the required authority, and it is probable the project will be completed and the software will be used to perform the functions intended. The provision for amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally two to three years. Amortization expense for internal-use software costs related to cloud computing applications for the three and nine months ended September 30, 2026, was less than $0.1 million, as some of the relevant assets were placed into service during the quarter ended September 30, 2026.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services, using the following five-step model: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) a performance obligation is satisfied.

The Company derives revenue through sales of its Tome skincare products, which commenced in August 2026. The Company sells its products direct to consumers and professional customers through the Company’s e-commerce platform in the United States. The Company’s revenue contracts contain one performance obligation, which is the delivery of the product. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The transaction price is adjusted at the date of sale for any applicable sales discounts. The only variable consideration that exists is limited return rights for damaged products, and therefore, the Company expects minimal returns. The Company has experienced minimal product returns to date, and accordingly, no allowance for returns was recorded as of September 30, 2026. The Company recognizes revenue from sales of products at the point in time that the customer obtains control, which is typically upon shipment of the product. Virtually all the Company’s sales are paid by credit cards upon fulfillment and the Company usually receives the cash settlement within three banking days. Revenue is recorded net of sales tax and discounts.

Cost of Sales

Cost of sales is comprised of all costs to manufacture and package the Company’s products, third-party logistics, and distribution costs, including shipping and handling costs, and royalties payable to the Company’s raw material supplier. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost and records such costs in cost of sales.

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

Patent Costs

Patent costs related to obtaining and maintaining patent protection and trademarks in both the United States and other countries are expensed as incurred. Patent costs are classified as selling, general and administrative expenses.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0.3 million for the three and nine months ended September 30, 2026 and $0 for the three and nine months ended September 30, 2025, and are classified as selling, general and administrative expenses.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the periods presented. The Company did not have other comprehensive income (loss) items such as unrealized gains and losses. As such, for the three and nine months ended September 30, 2026, and 2025, comprehensive loss was equal to the net loss.

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

The common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	As of September 30,
	2026	2025
Common Stock options	174,411	20,477
Common Stock warrants	10,048,341	1,238,949
Total potentially dilutive securities	10,222,752	1,259,426

Recent Accounting Pronouncements

For the nine months ended September 30, 2026, the Company reviewed recent accounting standards and identified the following as relevant to the Company.

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

3. Balance Sheet Details

The following provides certain balance sheet details:

	September 30, 2026	December 31, 2025
Inventories:
Raw materials	$213,613	$-
Work-in-process	558,027	-
Finished goods	53,639	-
Total inventories	$825,279	$-

Prepaid expenses and other current assets:
Prepaid insurance	$300,124	$255,272
Prepaid selling and marketing expenses	7,971	30,000
Prepaid annual subscriptions	29,236	42,571
Deposit for inventory purchases	159,016	-
Prepaid other	86,967	14,005
Total prepaid expenses and other current assets	$583,314	$341,848

Property and equipment:
Tradeshow booth	$70,500	$-
Capitalized website costs	70,117	-
Tooling	29,280	-
	169,897	-
Less: accumulated depreciation and amortization	(10,993)	-
Total property and equipment, net	$158,904	$-

Accrued and other current liabilities:
Accrued compensation and benefits	$392,170	$979,453
Accrued legal costs	210,235	-
Accrued consulting fees	111,367	199,750
Accrued inventory purchases	358,322	-
Accrued other	37,499	432
Total accrued and other current liabilities	$1,109,593	$1,179,635

4. Equity Securities

A summary of the Company’s equity securities as of September 30, 2026, is as follows:

Description	Authorized	Issued	Pre-funded Warrants	Reserved	Outstanding
Common Stock, par value $0.0001	250,000,000	4,930,207	1,386,470	-	4,930,207
Preferred Stock	10,000,000	-	-	-	-
Warrants (excluding pre-funded warrants)	-	10,048,341	-	-	10,048,341
2021 Omnibus Equity Incentive Plan	402,214	159,502	-	242,712	159,411
Nonqualified Inducement Stock Option	15,000	15,000	-	-	15,000
Total equity securities	260,417,214	15,153,050	1,386,470	242,712	15,152,959

Common Stock

On August 18, 2026, the Company closed a private placement (the “August 2026 PIPE”) priced at the market under Nasdaq rules, in which it sold 908,064 shares of Common Stock, 1,386,470 pre-funded warrants to purchase an aggregate of 1,386,470 shares of Common Stock with an exercise price of $0.001 per share (“August 2026 Pre-Funded Warrants”), 2,294,534 Series E warrants (the “Series E Warrants”) to purchase an aggregate of 2,294,534 shares of Common Stock, 2,294,534 Series F warrants (the “Series F Warrants”) to purchase an aggregate of 2,294,534 shares of Common Stock (together with the Series E Warrants and the Series F Warrants, the “August 2026 PIPE Warrants”). Certain Company insiders, including the Company’s Chief Executive Officer and Chief Financial Officer, participated in the August 2026 PIPE. These Company insiders purchased an aggregate of 272,108 shares of Common Stock and August 2026 PIPE Warrants to purchase up to an aggregate of 544,216 shares of Common Stock, and 1,361,470 August 2026 Pre-Funded Warrants to purchase up to an aggregate of 1,361,470 shares of Common Stock and August 2026 PIPE Warrants to purchase up to an aggregate of 2,722,940 shares of Common Stock. The purchase price per share of Common Stock and accompanying August 2026 PIPE Warrants was $1.47 and the purchase price per August 2026 Pre-Funded Warrants and accompanying August 2026 PIPE Warrants was $1.469 for Company insiders. The purchase price per share of Common Stock and accompanying August 2026 PIPE Warrants was $1.46 and the purchase price per August 2026 Pre-Funded Warrants and accompanying August 2026 PIPE Warrants was $1.459 for non-insiders. The August 2026 PIPE Warrants are exercisable subject to stockholder approval.

The Company received net cash proceeds of approximately $3.2 million from the August 2026 PIPE after deducting approximately $0.2 million of offering fees and legal and audit firm fees. As of September 30, 2026, 1,386,470 August 2026 Pre-Funded Warrants remained outstanding.

Pursuant to certain tail provisions in an engagement agreement dated September 9, 2024, between the Company and an investment bank (the “Bank”), the Company (i) issued to the Bank a warrant to purchase 35,958 shares of Common Stock at an exercise price of $1.825 per share (the “Bank Warrant”), and (ii) paid a cash fee to the Bank equal to $52,500. The grant date fair value of the Bank Warrant was less than $0.1 million, which represents a non-cash issuance cost, which was determined using the Black-Scholes option pricing model, using the following significant assumptions: expected term of 5.5 years, expected volatility of 134.2%, risk-free interest rate of 4.37% and dividend yield of 0.0%.

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

On December 29, 2025, the Company closed a private placement (the “December 2025 PIPE”) priced at the market under Nasdaq rules, in which it sold 1,484,312 shares of Common Stock, pre-funded warrants to purchase an aggregate of 537,750 shares of Common Stock with an exercise price of $0.001 per share (“December 2025 Pre-Funded Warrants”), 2,022,062 Series C warrants (the “Series C Warrants”) to purchase up to an aggregate of 2,022,062 shares of Common Stock, and 2,022,062 Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 2,022,062 shares of Common Stock (together the “December 2025 PIPE Warrants”), for gross proceeds of approximately $4.1 million. The December 2025 PIPE Warrants have an exercise price of $2.04 per share. Certain Company insiders, including the Company’s Chief Executive Officer and Chief Financial Officer, participated in the December 2025 PIPE. These Company insiders purchased an aggregate of 735,294 shares of Common Stock and December 2025 PIPE Warrants to purchase up to an aggregate of 1,470,588 shares of Common Stock, for an aggregate purchase price of approximately $1.5 million. The purchase price per share of Common Stock and accompanying December 2025 PIPE Warrants for these Company insiders was the same as paid by other investors in the December 2025 PIPE. The December 2025 PIPE Warrants were exercisable subject to stockholder approval, which the Company received at a stockholder meeting on May 27, 2026. In connection with the December 2025 PIPE, the Company entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the shares of Common Stock underlying the securities sold in the December 2025 PIPE financing. The Company filed a Form S-3 on January 22, 2026, which was declared effective by the SEC on January 29, 2026. The Company received net cash proceeds of approximately $3.8 million from the December 2025 PIPE after deducting approximately $0.3 million of placement agent fees and legal and audit firm fees. During the first quarter of 2026, all of the 537,750 December 2025 Pre-Funded Warrants were exercised, leaving no prefunded warrants outstanding.

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

In November 2025, the Company extended its ATM Agreement with its Sales Agent, providing for the additional sale of up to approximately $1.8 million of its shares of Common Stock as set forth in the ATM Agreement. The Sales Agent was entitled to compensation at a fixed commission rate of 3.0% of the gross sales price of the shares of Common Stock sold pursuant to the ATM Agreement, as well as other transactional fees. During December 2025, the Company issued 149,341 shares of Common Stock under the ATM Agreement resulting in gross proceeds of $0.4 million before deducting approximately $15,000 of Sales Agent issuance costs. After issuance of the 149,341 shares during December 2025, approximately $1.4 million remained registered under the ATM Agreement as of December 31, 2025, which was subsequently utilized during the first quarter of 2026, leaving no remaining capacity under the Company’s ATM Agreement.

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

Preferred Stock

While the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001, no shares of preferred stock are outstanding as of September 30, 2026, or December 31, 2025.

Warrants

Summary of Warrants Outstanding

The table below lists outstanding warrants for the dates presented, excluding 537,750 pre-funded warrants with an exercise price of $0.001 outstanding as of December 31, 2025, which were exercised during the first quarter of 2026, and the 1,386,470 August 2026 Pre-Funded Warrants with an exercise price of $0.001 outstanding as of September 30, 2026.

The warrants outstanding as of September 30, 2026, are exercisable into 10,048,341 shares of Common Stock which had a fair value of $1.10 per share based on the closing trading price on September 30, 2026. The aggregate intrinsic value of warrants outstanding as of September 30, 2026, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company’s Common Stock on that date. The intrinsic value of warrants outstanding as of September 30, 2026, was zero.

	Quantity of Warrants Outstanding as of
Description	September 30, 2026	December 31, 2025	Exercise Price	Expiration Date
Pre-IPO Series 1a Warrants	-	19	$49,200	3/14/2026
IPO Warrants	-	1,230	16,800	8/17/2026
IPO Underwriter Warrants	-	53	19,320	8/17/2026
March 2023 Offering Placement Agent Warrants	753	753	579.38	3/16/2028
May 2023 PIPE Placement Agent Warrants	371	371	428.45	5/23/2028
November 2023 Placement Agent Warrants	1,619	1,619	122.09	11/20/2028
May 2024 Series A Common Warrants	2,334	2,334	49.10	11/21/2029
May 2024 Placement Agent Warrants	3,613	3,613	64.50	11/21/2029
September 2024 PIPE Placement Agent Warrants	13,386	13,386	22.88	3/18/2030
January 2025 PIPE Warrants	80,051	80,051	12.70	7/15/2030
January 2025 Repriced PIPE Warrants	120,734	120,734	2.04	5/27/2031
January 2025 PIPE Placement Agent Warrants	14,053	14,053	15.88	7/15/2030
March 2025 Warrant Inducement Series A	498,080	498,080	12.84	7/15/2030
March 2025 Warrant Inducement Series B	468,813	468,813	12.84	1/15/2027
March 2025 Financial Advisor Warrants	33,840	33,840	16.05	7/15/2030
December 2025 PIPE Series C Warrants	2,022,062	2,022,062	2.04	5/27/2031
December 2025 PIPE Series D Warrants	2,022,062	2,022,062	2.04	5/27/2028
December 2025 PIPE Placement Agent Warrants	141,544	141,544	2.55	5/27/2031
August 2026 PIPE Series E Warrants	660,956	-	1.46	(1)
August 2026 PIPE Series E Warrants – Insiders	1,633,578	-	1.47	(1)
August 2026 PIPE Series F Warrants	660,956	-	1.46	(2)
August 2026 PIPE Series F Warrants – Insiders	1,633,578	-	1.47	(2)
Bank Warrant	35,958	-	1.825	(1)
Total warrants outstanding	10,048,341	5,424,617

(1)	Warrants are subject to Shareholder approval. Expiration date is 5 years from shareholder approval date.
(2)	Warrants are subject to Shareholder approval. Expiration date is 24 months from shareholder approval date.

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

Placement Agent Warrants

The Company works with Wainwright to act as its investment bank for certain financing transactions. Per the terms of the Company’s engagement letter with Wainwright, the Company pays compensation in the form of fees and reimbursed expenses, as well as the issuance to Wainwright, or its designees, warrants to purchase Common Stock of the Company equal to 7.0% of aggregate number of Common Stock issued in a related financing at an exercise price equal to 125% of the financing price.

5. Equity Incentive Plan

Under its 2021 Omnibus Equity Incentive Plan as amended (“2021 Plan”), the Company may grant options to purchase shares of Common Stock, restricted stock awards, performance stock awards, incentive bonus awards, other cash-based awards or directly issue shares of Common Stock to our employees, directors, and consultants. The five percent evergreen provision resulted in an additional 133,005 and 12,588 shares of Common Stock issuable pursuant to the 2021 Plan as of January 1, 2026, and 2025, respectively. In addition, on May 27, 2026, the Company’s shareholders approved an amendment to the Company’s 2021 Plan to increase the number of shares available for issuance thereunder to 402,214 shares. As of September 30, 2026, there remained 242,712 shares reserved for issuance under the 2021 Plan, as amended.

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

Fair Value Measurement

The Company uses the Black-Scholes option valuation model, which requires the use of highly subjective assumptions, to determine the fair value of stock-based awards. The fair value of each employee stock option is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

●	Fair Value of Common Stock. The fair value of Common Stock is measured as the Company’s closing price of Common Stock on the date of grant.

●	Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the options.

●	Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding, which is calculated using the simplified method for stock-based awards granted to employees, as the Company has insufficient historical information to provide a basis for an estimate. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. As permitted under ASC 718, the Company has elected to use the contractual term as the expected term for certain non-employee awards, on an award-by-award basis.

●	Volatility. Beginning on January 1, 2026, based on the availability of sufficient historical trading data of the Company’s own common stock, the Company determines the expected stock volatility based on its historical volatility. Prior to January 1, 2026, the Company lacked sufficient historical trading history and, as such, determined volatility based on the historical volatilities of industry peers that consisted of several public companies with comparable characteristics, including therapeutic indications.

●	Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends to common shareholders and, therefore, the Company has used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used for stock options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant date fair value	$1.03	$-	$1.85	$11.59
Risk-free interest rate	5.11%	0.00%	3.92%	4.65%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life in years	6.1	-	6.0	5.9
Expected volatility	133%	0%	135%	110%

Stock-based Compensation Expense

In general, stock-based compensation is allocated to research and development expense or selling, general and administrative expense according to the classification of cash compensation paid to the employee, director, or consultant to whom the stock award was granted. The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,944	$7,951	$22,247	$23,672
Selling, general and administrative	38,235	29,889	104,990	90,591
Total	$42,179	$37,840	$127,237	$114,263

Stock Option Award Activity

A summary of the Company’s stock option activity (inclusive of the Inducement Award) is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Balance at December 31, 2025	20,477	$25.27	8.9
Options granted	157,000	2.03	-
Options exercised	-	-	-
Options forfeited	(3,066)	6.00	-
Balance at September 30, 2026	174,411	$4.69	9.18

Options exercisable at September 30, 2026	22,290	$16.24	8.6

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2026, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s Common Stock on September 30, 2026, which was $1.10 per share. The intrinsic value of options outstanding and exercisable as of September 30, 2026, was zero.

As of September 30, 2026, total unrecognized compensation cost related to stock options was approximately $0.4 million and the weighted average period over which this cost is expected to be recognized is 2.7 years.

6. Commitments and Contingencies

Clinical Trials

During the first quarter of 2025, the Company announced top-line results from a Phase 3 STAR-1 clinical trial of XYNGARI™, formerly its lead prescription candidate for the treatment of moderate-to-severe acne. The total contract amount with the clinical research organization was approximately $7.0 million, and the contract extended from the fourth quarter of 2023 to the first half of 2025. During the nine months ended September 30, 2025, the Company recognized $0.7 million in research and development expense related to the clinical research organization for the STAR-1 trial. No additional expense related to the Phase 3 STAR-1 clinical trial was incurred during the nine months ended September 30, 2026.

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

As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages against Russian individuals and entities. The Company is currently a party to an exclusive Supplier Agreement for the supply of the Spongilla raw material used in the Company’s Tome skincare brand. The counterparty to this supply agreement, Reka-Farm, is a Russian entity. The imposition of enhanced export controls and economic sanctions on transactions with Russia and Russian entities by the United States, the United Kingdom, and/or the European Union could prevent the Company from performing under this existing contract or any future contract it may enter or may prevent the Company from remitting payment for raw material purchased from the Company’s supplier. The Company has recently received a shipment of raw material from its supplier after the implementation of export controls and sanctions, containing additional quantities of Spongilla raw material, which the Company believes will provide the Company with sufficient quantities of Spongilla to support the recent launch of the Tome Foundational Treatment and expected launch of the Tome Clearing Treatment, based on current assumptions. While the Company plans to order additional shipments of raw materials to support the commercial sales of its products, the timing of such order(s) is unknown. Depending on the extent and breadth of new sanctions or export controls that may be imposed against Russia, otherwise or as a result of the impact of the war in Ukraine, it is possible that the Company’s ability to obtain additional supply of the Spongilla raw material used in Tome skincare products could be negatively impacted, which could adversely affect its business, results of operations, and financial condition.

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

On November 10, 2025, the Company received a notice of material breach and demand for cure (the “Notice”) from Villani alleging that the Company breached the License Agreement as a result of the Company’s recent strategic shift to focus on DTC skincare products. The Notice alleged that the Company (i) failed to use Commercially Reasonable Efforts (as defined in the License Agreement) to pursue a prescription product business, (ii) failed to provide Villani with advance notice of certain submissions to regulatory authorities, (iii) used Licensed Know-How (as defined in the License Agreement) outside of the Field (as defined in the License Agreement) and (iv) the Company’s anticipated OTC kits did not qualify as Licensed Products (as defined in the License Agreement). On November 11, 2025, Villani delivered an additional notice to the Company (the “Additional Notice”) whereby Villani requested (i) the reversion and assignment of all assets regarding Spongilla-based products back to Villani, (ii) that the Company preserve all Spongilla inventory, and (iii) the Company preserve all documents, data, and tangible materials related to Spongilla. The Company disputes the allegations contained in the Notice and the Additional Notice. As part of the Company’s strategic pivot in September 2025, on November 17, 2025, the Company provided notice to terminate the License Agreement with an effective date of February 15, 2026. The termination of the License Agreement was effective February 15, 2026 and the Company believes it has fulfilled its obligations under the termination provisions of the License Agreement. As of September 30, 2026, the Company has not accrued any payments related to the Villani Notices. See related additional disclosures under Legal Proceedings disclosure below.

Legal Proceedings

On April 23, 2026, Dermata was served with a complaint filed by Villani, Inc. (“Villani”) in the U.S. District Court for the Central District of California (“Lawsuit”). The Lawsuit alleges the Company made false or misleading advertising statements under the Lanham Act 15 USC §1125, breach of contract, and conversion, and seeks injunctive and declaratory relief. In connection with the Lawsuit, on April 26, 2026, Villani filed a motion seeking a temporary restraining order (“TRO”), and on June 18, 2026 filed a motion seeking a preliminary injunction.

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

On August 5, 2026, the Court denied Villani’s motion for a preliminary injunction in its entirety and vacated the injunctive relief granted in the TRO. As a result, the Company is not currently subject to any injunctive restrictions. In denying the motion, the Court found that Villani was not likely to succeed on its Lanham Act, conversion, and declaratory judgment claims and that, although questions exist going to the merits of Villani’s breach of contract claim, Villani had not established a likelihood of immediate irreparable harm, and the balance of equities favored the Company. On August 18, 2026, Villani filed a motion for consideration and ex parte application to shorten the timeline for hearing the motion, alleging new facts emerged that merit reconsideration of the preliminary injunction ruling. On August 20, 2026, the Court granted in part and denied in part Villani’s application and indicated that it would set a bench trial for December 2026. On September 3, 2026, Dermata filed a motion to stay all proceedings in the Lawsuit in favor of Arbitration (defined below). The Court partially granted that motion at a September 24, 2026 hearing and converted the bench trial into an evidentiary hearing on a preliminary injunction. The evidentiary hearing is scheduled for December 9, 10, and 14, 2026. Villani continues to seek preliminary and permanent injunctive relief in the Lawsuit, as well as money damages in a simultaneously pending Arbitration, as discussed further below. The Lawsuit remains pending, and Villani may continue to seek injunctive relief, including a permanent injunction as the case proceeds.

On June 5, 2026, Villani filed a Statement of Claims with the American Arbitration Association, commencing arbitration based on the same conduct alleged in the Lawsuit (“Arbitration”). Villani alleges breach of contract, breach of the duty of good faith and fair dealing, false advertising under the Lanham Act 15 USC § 1125, violation of California Business and Professions Code §§ 17200, et seq., and conversion. Villani seeks money damages in the Arbitration and also seeks injunctive relief to the extent not ordered by the Court in the Lawsuit.

At this time, the Company is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, that may result from this matter. Although the TRO has been vacated and Villani’s motion for a preliminary injunction was denied, Villani continues to seek injunctive relief in both the Lawsuit and the Arbitration, and money damages in the Arbitration. Any future injunctive relief, or an arbitration award for damages, could have an adverse impact on the Company’s operations, financial condition, and results of operations, particularly if any such restrictions were broad in scope or remained in place for an extended period.

The Company will continue to monitor developments in this matter and will adjust its disclosures as appropriate.

Registration Rights Agreements

In connection with the January 2025, December 2025, August 2026 Private Placements, the Company entered into registration rights agreements requiring the Company to register the resale of the securities issued in their respective offerings. The registration statements on Form S-3 were filed with the SEC and became effective within the timelines required under the agreements.

Under the registration rights agreements, the Company may be required to pay monthly cash liquidated damages equal to 2.0% of each purchaser’s aggregate subscription amount, up to a maximum of 12%, upon the occurrence of certain events, including the failure to maintain an effective registration statement or restrictions on resales exceeding specified periods. As of September 30, 2026, the Company accrued a settlement offer related to a liquidation damages claim of $0.1 million, which is included in accrued and other current liabilities in the accompanying balance sheet.

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

Given the Company’s September 2025 strategic pivot to prioritize the development and distribution of Tome skincare products, the segment information disclosure has been recast for all periods presented to reflect this change. The following table summarizes the segment’s financial information including the Company’s significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$74,137	$-	$74,137	$-
Cost of sales	(34,008)	-	(34,008)	-
Gross profit	40,129	-	40,129	-
Operating expenses:
Research and development
Clinical	-	-	78,263	705,645
Chemistry, manufacturing and controls and nonclinical	35,811	36,274	96,068	320,104
Personnel related	107,483	468,113	565,250	1,377,614
Total research and development	143,294	504,387	739,581	2,403,363
Selling, general and administrative
Compliance	409,501	344,290	1,541,650	1,472,750
Legal	926,945	107,694	2,030,000	453,897
Marketing	545,178	472,940	1,444,241	472,940
Commercial readiness	113,852	-	242,799	-
Personnel related	759,858	331,360	1,840,306	1,070,255
Total selling, general and administrative	2,755,334	1,256,284	7,098,996	3,469,842
Interest income	37,099	68,682	162,279	176,536
Net loss	$(2,821,400)	$(1,691,989)	$(7,636,169)	$(5,696,669)

8. Related Party Transactions

In September 2025, the Company entered into a Master Services Agreement with Wilder & Partners, LLC, currently doing business as Reunion (“Reunion”), an agency that assists the Company in branding, marketing, and product design for the Company’s first product launch, which occurred on August 25, 2026. The founding partner of Reunion is the Company CEO’s son-in-law and, as such, falls within the Company’s Policy and Procedures for Related Party Transactions. Accordingly, the Board of Directors, inclusive of the Audit Committee, considered, reviewed, and unanimously approved the retention of Reunion as the branding agency, authorizing management to negotiate and execute an agreement on terms substantially consistent with the proposal reviewed. For the three and nine months ended September 30, 2026, the Company incurred approximately $0.1 million and $0.7 million, respectively, of marketing expenses related to Reunion, of which approximately $0.1 million was outstanding and included in accounts payable as of September 30, 2026. For the three and nine months ended September 30, 2025, the Company incurred approximately $0.3 million of marketing expenses related to Reunion. In addition, $0.1 million was outstanding and included in accounts payable and accrued and other current liabilities as of December 31, 2025.

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

In connection with the December 2025 PIPE financing, certain Company insiders, including the Company’s CEO, Chief Financial Officer and a member of the Company’s management, participated in the offering. These Company insiders purchased an aggregate of 735,294 shares of Common Stock and December 2025 PIPE Warrants to purchase up to an aggregate of 1,470,588 shares of Common Stock, for an aggregate purchase price of $1.5 million. The purchase price per share and accompanying December 2025 PIPE Warrants for these Company insiders was the same as paid by other investors in the December 2025 PIPE. In addition, in connection with the December 2025 PIPE, the Company and certain holders of the Company’s outstanding warrants who participated as investors in the January 2025 PIPE, including certain Company insiders, agreed to amend certain outstanding warrants to purchase up to an aggregate of 120,734 shares of the Company’s common stock that were previously issued on January 23, 2025, with an exercise price of $12.70 per share, effective upon the closing of the December 2025 PIPE, such that the amended warrants have a reduced exercise price of $2.04 per share, which was the same exercise price as what other investors received in the December 2025 PIPE. The amended warrants were exercisable subject to stockholder approval and will expire five years from May 27, 2026, the effective date of such stockholder approval. See Note 4 – Equity Securities.

In connection with the August 2026 PIPE financing, certain Company insiders, including the Company’s CEO and Chief Financial Officer, participated in the offering. These Company insiders purchased an aggregate of 272,108 shares of Common Stock and August 2026 PIPE Warrants to purchase up to an aggregate of 544,216 shares of Common Stock and 1,361,470 August 2026 Pre-Funded Warrants to purchase up to an aggregate of 1,361,470 shares of Common Stock and August 2026 PIPE Warrants to purchase up to an aggregate of 2,722,940 shares of Common Stock, for an aggregate purchase price of $2.4 million. The purchase price per share of Common Stock and accompanying August 2026 PIPE Warrants was $1.47 and the purchase price per August 2026 Pre-Funded Warrants and accompanying August 2026 PIPE Warrants was $1.469 for Company insiders See Note 4 – Equity Securities.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our products and our ability to satisfy our capital needs;

●	the accuracy of our estimates regarding expenses, revenues, profit margins, capital expenditures, our need for additional financing and our anticipated cash runway;

●	our dependence on our products, some of which are commercially available and others that are still in various stages of development;

●	our ability to acquire sufficient quantities of raw material needed to manufacture our products;

●	our, or that of our third-party manufacturers, ability to manufacture current Good Manufacturing Practices (“cGMPs”) quantities of our products as required to support commercial quantities of our products;

●	the possibility that an over the counter (“OTC”) formulation, dosage, combinations, or indication will fall outside the scope of applicable OTC monographs, will require new drug applications (“NDA”), or are otherwise challenged by the U.S. Food and Drug Administration (“FDA”), state boards, or other regulators, any of which could delay or prevent launch and commercialization or require reformulation, relabeling, additional testing, or other corrective actions;

●	the possibility that positive clinical data are not predictive of consumer experience or commercial performance of a product;

●	our ability to timely secure and scale manufacturing, packaging, and quality systems suitable for commercialization, including meeting lot release, stability, shelf life, and container-closure requirements, and to manage product returns, recalls, or withdrawals if quality issues arise;

●	our ability to successfully execute our strategic pivot from Rx to direct-to-consumer (“DTC”), including our capacity to design, formulate, manufacture, package and distribute products that comply with applicable federal, state and international requirements and standards, including Modernization of Cosmetic Regulation Act of 2022 (MoCRA), FDA OTC monographs, current good manufacturing practices applicable to our products, labeling and Drug Facts requirements, and other enforcement policies;

●

our ability to establish and maintain distribution and sales channels, including DTC e-commerce, business-to-business (“B2B”) professional/clinic channels, and any retail partners, and to manage channel economics, chargebacks, returns, and working capital needs;

●	our ability to penetrate markets through our e-commerce site or other distribution channels;

●	our ability to attain specified revenue goals within a specified time frame, if at all;

●	our ability to internally develop new products and intellectual property;

●	interpretations of current laws and the passage of future laws;

●	impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 2025, filed with the SEC on March 26, 2026, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

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

Overview

Dermata Therapeutics, Inc. (the “Company”) is a commercial-stage skincare company focused on developing and commercializing innovative skincare products designed to address common and underserved skin conditions that can be sold direct to consumers and skincare professionals. The Company leverages its experience in clinical dermatology and its Bioneedle™, its hero ingredient, consisting of 100% freshwater sponge, which the Company wild harvests and minimally processes into a fine, purified powder, to develop differentiated skincare products designed to address a variety of consumer skincare needs. The Company recently launched its first product, Tome Foundational Treatment, a once-weekly skincare treatment featuring its proprietary Bioneedle™ technology, through its direct-to-consumer platform.

Recent Developments

On August 5, 2026, we announced the planned commercial launch date of our first direct-to-consumer skincare product, Tome Foundational Treatment. We started selling the Tome Foundational Treatment on August 25, 2026, with those on the waitlist getting early access to preorder. The Tome Foundational Treatment contains 4 weekly treatments and is priced at $178.00 USD retail, or about $45 per treatment, or a discounted price through subscription.

On October 29, 2026, we announced the enrollment of the first patient in a clinical trial evaluating Tome Clearing Treatment, our once-weekly acne treatment, in participants with acne. We expect to launch this second commercial product in the first half of 2027.

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

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We commenced sales of our first commercial product, Tome Foundational Treatment, on August 25, 2026. Revenues generated from sales during the third quarter were limited, primarily due to the timing of the product’s commercial launch late in the quarter. We anticipate that net sales and cost of sales will increase in the fourth quarter of 2026, reflecting a full quarter of sales. Over time, we expect cost of sales as a percentage of net sales to decrease, potentially improving the gross margin for Tome Foundational Treatment. Initial inventory shipments incurred higher shipping costs to meet the product launch timeline, and we expect subsequent shipments to have lower per-unit costs. Because inventory costs are recognized on a first-in, first-out basis, the timing of any improvement in gross margin will depend on how quickly the initial, higher-cost inventory is sold. We expect research and development expenses to remain relatively low and selling, general and administrative expenses to increase as we incur additional marketing, branding, advertising and personnel expenses to support our first commercial products, including the planned launch of Tome Clearing Treatment in the first half of 2027. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance. Looking ahead, we expect that the majority of our future revenues will be derived from sales of our Tome skincare products as we continue to expand our commercial activities and market presence.

Results of Operations

Three Months Ended September 30, 2026, and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2026	2025	Difference
Net sales	$74,137	$-	$74,137
Cost of sales	(34,008)	-	(34,008)
Gross profit	40,129	-	40,129
Operating expenses:
Research and development	143,294	504,387	(361,093)
Selling, general and administrative	2,755,334	1,256,284	1,499,050
Total operating expenses	2,898,628	1,760,671	1,137,957
Loss from operations	(2,858,499)	(1,760,671)	(1,097,828)
Other income and expenses:
Interest income	37,099	68,682	(31,583)

Net loss	$(2,821,400)	$(1,691,989)	$(1,129,411)

Net sales

Net sales for the three months ended September 30, 2026, were $74,000 derived from the launch of our first commercial product, Tome Foundational Treatment, on August 25, 2026.

Cost of Sales

Cost of sales for the three months ended September 30, 2026, were $34,000 related to sales of our first commercial product, Tome Foundational Treatment.

Gross Profit

Gross profit for the three months ended September 30, 2026, was $40,000, reflecting approximately a 54% profit margin.

Research and Development Expenses

Research and development expenses decreased by $0.4 million from $0.5 million for the three months ended September 30, 2025, to $0.1 million for the three months ended September 30, 2026. The decrease in research and development expenses resulted primarily from reallocation of employee duties to focus on the commercial launch of our first product, Tome Foundational Treatment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.5 million from $1.3 million for the three months ended September 30, 2025, to $2.8 million for the three months ended September 30, 2026. The increase in selling, general and administrative expenses was primarily attributable to our decision to prioritize the commercial launch of our first product, resulting in significant commercialization activities during the three months ended September 30, 2026. This resulted in an increase of $0.2 million of marketing and other commercialization expenses and an increase of $0.5 million of compensation expense primarily due to a reallocation of employee duties from research and development to selling, general and administrative expense, as a result of the shift in business focus towards commercialization. In addition, legal fees increased by $0.8 million during the three months ended September 30, 2026, due to ongoing litigation and new trademarks.

Other Income and Expenses

We earn interest income via overnight deposits on our cash and cash equivalents. Interest income was $37,000 for the third quarter of 2026 compared to $69,000 for the third quarter of 2025. The decrease in interest income resulted from decreased cash balances.

Nine Months Ended September 30, 2026, and 2025

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Difference
Net sales	$74,137	$-	$74,137
Cost of sales	(34,008)	-	(34,008)
Gross profit	40,129	-	40,129
Operating expenses:
Research and development	739,581	2,403,363	(1,663,782)
Selling, general and administrative	7,098,996	3,469,842	3,629,154
Total operating expenses	7,838,577	5,873,205	1,965,372
Loss from operations	(7,798,448)	(5,873,205)	(1,925,243)
Other income and expenses:
Interest income	162,279	176,536	(14,257)

Net loss	$(7,636,169)	$(5,696,669)	$(1,939,500)

 Net sales

Net sales for the nine months ended September 30, 2026, were $74,000 due to the launch of our first commercial product during the quarter.

Cost of Sales

Cost of sales for the nine months ended September 30, 2026, were $34,000 due to the launch of our first commercial product during the quarter.

Gross Profit

Gross profit for the nine months ended September 30, 2026, was $40,000, reflecting approximately a 54% profit margin.

Research and Development Expenses

Research and development expenses decreased by $1.7 million from $2.4 million for the nine months ended September 30, 2025, to $0.7 million for the nine months ended September 30, 2026. The decrease in research and development expenses resulted from $0.6 million of decreased clinical expenses related to prior pharmaceutical development of XYNGARI™ with the STAR-1 acne study, which was completed during the second quarter of 2025. Additionally, research and development expenses decreased another $1.0 million, primarily from reallocation of employee duties to focus on the commercial launch of our first product, Tome Foundational Treatment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.6 million from $3.5 million for the nine months ended September 30, 2025, to $7.1 million for the nine months ended September 30, 2026. The increase in selling, general and administrative expenses was primarily attributable to our decision to prioritize the commercial launch of our first product, Tome Foundational Treatment, of which sales commenced August 25, 2026, resulting in significant commercialization activities during the nine months ended September 30, 2026. This resulted in an increase of $1.3 million of marketing and other commercialization expenses and an increase of $0.8 million of compensation expense primarily due to a reallocation of employee duties from research and development to selling, general and administrative expense, as a result of the shift in business focus towards commercialization. In addition, legal fees increased by $1.6 million during the nine months ended September 30, 2026, due to ongoing litigation and new trademarks.

Other Income and Expenses

We earn interest income via overnight deposits on our cash and cash equivalents. Interest income was $162,000 for the nine months ended September 30, 2026 compared to $177,000 for the nine months ended September 30, 2025.

Cash Flows

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2026	2025
Statements of cash flows data:
Total net cash provided by (used in):
Operating activities	$(7,551,023)	$(6,428,362)
Investing activities	$(163,647)	$-
Financing activities	$5,215,049	$7,930,919
Increase (decrease) in cash and cash equivalents	$(2,499,621)	$1,502,557

Operating activities

Cash used in operations of approximately $7.6 million for the nine months ended September 30, 2026, was the result of the net loss of $7.6 million as well as increases in prepaid and other current assets of $0.3 million, increased inventories of $0.8 million and increased other assets of $0.1 million, as well as a decrease in accrued and other current liabilities of approximately $0.1 million, offset by an increase in accounts payable of $1.2 million and non-cash stock-based compensation of $0.1 million.

Cash used in operations of $6.4 million for the nine months ended September 30, 2025, was the result of the net loss of $5.7 million and decreases in accounts payable and accrued and other current liabilities of $0.8 million, partially offset by non-cash stock-based compensation of $0.1 million.

Investing activities

Cash used in investing activities of $0.2 million for the nine months ended September 30, 2026, consisted of the purchases of property and equipment.

Financing activities

Cash provided by financing activities of $5.2 million for the nine months ended September 30, 2026, was the result of $2.0 million in net proceeds from ATM sales during the first quarter of 2026 and $3.3 million in net proceeds from the August 2026 PIPE financing, partially offset by approximately $0.1 million of payments for issuance-related costs from the December 2025 PIPE financing.

Cash provided by financing activities of $7.9 million for the nine months ended September 30, 2025, was the result of the January 2025 PIPE financing which raised net proceeds of $2.2 million, and the March 2025 Inducement financing which raised net proceeds of $5.7 million.

Liquidity and Capital Resources

Since our inception, we have not generated significant revenues from our commercialized product. As of September 30, 2026, our cash and cash equivalents totaled $4.8 million, and we had an accumulated deficit of $80.9 million. For the nine months ended September 30, 2026, and the year ended December 31, 2025, we used cash of $7.6 million and approximately $7.8 million, respectively, in operations. We expect our current cash resources to fund operations into the first quarter of 2027.

We anticipate that we will continue to incur net losses for at least the next twelve months from the date of this filing. While we launched our first DTC product on August 25, 2026, it is uncertain when we will generate sufficient operating income to sustain operations, if ever. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

Historically, our principal sources of cash have included proceeds from the issuance of equity securities. Going forward, as we launch our products, we anticipate that sales of our products will also contribute to our sources of cash. Our principal uses of cash have been for operations, and we expect that the principal uses of cash in the future will be for continuing operations, including but not limited to, branding, paid media, marketing use studies, advertising, software subscriptions, and launch events and tradeshows, as well as non-marketing expenses including funding of research and development, and general working capital requirements. We expect that as marketing expenses continue to grow, we may need to raise additional capital to sustain operations.

Future Capital Requirements

We plan to focus our efforts in the near term on the development and commercialization of our Tome skincare product, the Foundational Treatment, which we launched on August 25, 2026. While we expect future revenues from product sales to partially offset our operating expenses, we anticipate we will continue to incur net losses for the foreseeable future as we ramp up marketing activities and build up our inventory. We also plan to invest in developing additional skincare products to add to our portfolio that complement our Tome Foundational Treatment, including the Tome Clearing Treatment with a planned launch in the first half of 2027. In addition, we plan to seek opportunities to identify, acquire or in license and develop additional skincare candidates, potentially expand commercial capabilities, and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs without raising additional capital.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, marketing and advertising expenses, inventory purchases, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily dependent upon any product revenues generated from our first product launch, of which we cannot estimate at this time, as well as the resources needed to support additional development of future products.

We believe that our existing cash and cash equivalents along with cash generated from operations, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate of cash runway on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may require additional capital to continue to commercialize our Tome skincare products, and to pursue in-licenses or acquisitions of other drug candidates. Accordingly, beyond our current cash, revenue from product sales and any proceeds from the sales of our common stock, we will require substantial additional financing to support our operations. We expect our expenses and capital requirements to increase in connection with our ongoing activities, including the continued commercialization of our Tome skincare products.

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

Going Concern

Since inception, we have devoted substantially all of our resources to research and development activities, and during 2026, on marketing and other pre-launch commercial activities in preparation of our first product launch. In September 2025, we made a strategic pivot from research and developing prescription products to becoming a science-driven leader in dermatologic solutions, and launched our first product from our Tome skincare brand, Tome Foundational Treatment, on August 25, 2026. We have not generated significant revenues from our product sales, we have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. In addition, we operate in an environment of rapid technological change, and we are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $7.6 million for the nine months ended September 30, 2026, and had an accumulated deficit of $80.9 million as of September 30, 2026. We anticipate incurring additional losses until such time, if ever, we can generate sufficient revenue from our products currently in development, or products we are in the process commercializing. Our primary source of capital has been the issuance of equity and equity-linked securities.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we implemented new internal controls as a result of the launch of our first commercial product, Tome Foundational Treatment. The new controls were integrated into our existing internal control over financial reporting framework and are designed to ensure the accuracy and completeness of financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On April 23, 2026, Dermata was served with a complaint filed by Villani, Inc. (“Villani”) in the U.S. District Court for the Central District of California (“Lawsuit”). The Lawsuit alleges the Company made false or misleading advertising statements under the Lanham Act 15 USC § 1125, breach of contract, and conversion, and seeks injunctive and declaratory relief. In connection with the Lawsuit, on April 26, 2026, Villani filed a motion seeking a temporary restraining order (“TRO”), and on June 18, 2026 filed a motion seeking a preliminary injunction.

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

On August 5, 2026, the Court denied Villani’s motion for a preliminary injunction in its entirety and vacated the injunctive relief granted in the TRO. As a result, the Company is not currently subject to any injunctive restrictions. In denying the motion, the Court found that Villani was not likely to succeed on its Lanham Act, conversion, and declaratory judgment claims and that, although questions exist going to the merits of Villani’s breach of contract claim, Villani had not established a likelihood of immediate irreparable harm and the balance of equities favored the Company. On August 18, 2026, Villani filed a motion for consideration and ex parte application to shorten the timeline for hearing the motion, alleging new facts emerged that merit reconsideration of the preliminary injunction ruling. On August 20, 2026, the Court granted in part and denied in part Villani’s application and indicated that it would set a bench trial for December 2026. On September 3, 2026, Dermata filed a motion to stay all proceedings in the Lawsuit in favor of the Arbitration. The Court partially granted that motion at a September 24, 2026 hearing and converted the bench trial into an evidentiary hearing on a preliminary injunction, scheduled for December 14, 2026. Villani continues to seek preliminary and permanent injunctive relief in the Lawsuit, as well as money damages in a simultaneously pending Arbitration, as discussed further below. The Lawsuit remains pending, and Villani may continue to seek injunctive relief, including a permanent injunction, and damages as the case proceeds.

On June 5, 2026, Villani filed a Statement of Claims with the American Arbitration Association, commencing arbitration based on the same conduct alleged in the Lawsuit (“Arbitration”). Villani alleges breach of contract, breach of the duty of good faith and fair dealing, false advertising under the Lanham Act 15 USC § 1125, violation of California Business and Professions Code §§ 17200, et seq., and conversion. Villani seeks money damages in the Arbitration And also seeks injunctive relief to the extent not ordered by the Court in the Lawsuit.

At this time, the Company is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, that may result from this matter. Although the TRO has been vacated and Villani’s motion for a preliminary injunction was denied, Villani continues to seek injunctive relief in both Lawsuit and the Arbitration and money damages in the Arbitration. Any future injunctive relief, or an arbitration award for damages, could have an adverse impact on the Company’s operations, financial condition, and results of operations, particularly if any such restrictions were broad in scope or remained in place for an extended period.

The Company will continue to monitor developments in this matter and will adjust its disclosures as appropriate.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026 and our Quarterly Reports on Form 10-Q for the periods ending March 31, 2026 and June 30, 2026, filed with the SEC on May 13, 2026 and August 11, 2026, respectively. No material changes to such risk factors have occurred during the nine months ended September 30, 2026.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2026).

4.2	Form of Series E/Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2026).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2026).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2026).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dermata Therapeutics, Inc.

Date: November 10, 2026	By:	/s/ Gerald T. Proehl
Gerald T. Proehl
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kyri K. Van Hoose
Kyri K. Van Hoose
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

